Form 10QSB
period 2004-06-30
KING CAPITAL HOLDINGS INC
filed 2004-08-16
CIK 1268238

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 333-110324

                           KING CAPITAL HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

       Florida                                                  16-1682307
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                             9387 S. Old State Road
                            Lewis Center, Ohio 43035
                    (Address of Principal Executive Offices)

                                 (770)514-2006
                           (Issuer's telephone number)


      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 16, 2004: 33,101,400 shares of common stock.

                           KING CAPITAL HOLDINGS INC.
                              FINANCIAL STATEMENTS

                                      INDEX


Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition

  Item 3. Control and Procedures

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                           KING CAPITAL HOLDINGS, INC.
                                 AND SUBSIDIARY
                         CONDENSED FINANCIAL STATEMENTS
                   AS OF JUNE 30, 2004 (CONSOLIDATED) AND 2003




                   KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY



                                    CONTENTS

PAGE                1        CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2004 (UNAUDITED)

PAGE                2        CONDENSED  STATEMENTS OF  OPERATIONS  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004
                             (CONSOLIDATED) AND 2003 (UNAUDITED)

PAGE                3        CONDENSED   STATEMENTS  OF  CASH  FLOWS  FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2004
                             (CONSOLIDATED) AND 2003 (UNAUDITED)

PAGE              4 - 5      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                   KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)



                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                                          $           15,888
  Accounts receivable, net                                                                  21,055
  Prepaid expenses                                                                           1,169
                                                                                   -----------------
       Total Current Assets                                                                 38,112

PROPERTY AND EQUIPMENT, NET                                                                 29,308
                                                                                   -----------------

TOTAL ASSETS                                                                    $           67,420
                                                                                   =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                         $           23,894
                                                                                   -----------------

TOTAL CURRENT LIABILITIES                                                                   23,894
                                                                                   -----------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
   none issued and outstanding                                                                   -
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   33,101,400 shares issued and outstanding                                                 33,101
  Additional paid in capital                                                               (15,422)
  Retained earnings                                                                         26,847
  Less subscription receivable                                                              (1,000)
                                                                                   -----------------
       Total Stockholders' Equity                                                           43,526
                                                                                   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $           67,420
                                                                                   =================



  See accompanying notes to condensed consolidated financial statements.
                                     1


                                     KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                                         CONDENSED STATEMENT OF OPERATIONS
                                         ---------------------------------
                                                     (UNAUDITED)



                                                           For The Three       For The Three      For The Six
                                                            Months Ended                          Months Ended       For The Six
                                                           June 30, 2004        Months Ended     June 30, 2004       Months Ended
                                                           (Consolidated)      June 30, 2003     (Consolidated)     June 30, 2003
                                                          -----------------   -----------------  ----------------   ----------------
REVENUE                                                    $    134,744       $     86,363        $    276,525       $    167,261

OPERATING EXPENSES
  Mortgage application costs and expenses                        53,422             55,103             105,593             81,180
  Advertising                                                    16,520             37,677              63,419             44,333
  General and administrative                                     42,127             25,835              77,307             36,375
                                                           ------------       ------------        ------------       ------------
        Total Operating Expenses                                112,069            118,615             246,319            161,888
                                                           ------------       ------------        ------------       ------------

INCOME (LOSS) FROM OPERATIONS                                    22,675            (32,252)             30,206              5,373

OTHER INCOME
  Interest income                                                    --                 32                   3                 41
                                                           ------------       ------------        ------------       ------------
         Total Other Income                                          --                 32                   3                 41
                                                           ------------       ------------        ------------       ------------

Income (Loss) Before Provision for Income Taxes                  22,675            (32,220)             30,209              5,414

Provision for Income Taxes                                        3,401                 --               4,531                 --
                                                           ------------       ------------        ------------       ------------

NET INCOME (LOSS)                                          $     19,274       $    (32,220)       $     25,678       $      5,414
                                                           ============       ============        ============       ============

 Net income (loss) per share - basic and diluted           $         --       $         --        $         --       $         --
                                                           ============       ============        ============       ============

Weighted average number of shares outstanding during
 the period - basic and diluted                              33,101,400         30,000,000          33,101,400         30,000,000
                                                           ============       ============        ============       ============




                                 See accompanying notes to condensed consolidated financial statements.
                                                                   2


                                     KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                                         CONDENSED STATEMENTS OF CASH FLOWS
                                         ----------------------------------
                                                   (UNAUDITED)


                                                                       For The Six Months           For The Six
                                                                      Ended June 30, 2004        Months Ended June
                                                                        (Consolidated)                30, 2003
                                                                      ---------------------      -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $               25,678     $              5,414
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation expense                                                             3,290                      684
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts receivable                                         935                   (6,026)
    Decrease in prepaid expenses                                                       682                      445
    Increase (decrease) in accounts payable and accrued expenses                   (16,824)                   5,324
    Decrease in cash overdraft                                                      (3,985)                    -
                                                                       ---------------------      -------------------
         Net Cash Provided By Operating Activities                                   9,776                    5,841
                                                                       ---------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                  -                      (7,371)
                                                                       ---------------------      -------------------
         Net Cash Used In Investing Activities                                        -                      (7,371)
                                                                       ---------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to members                                                             -                      (4,400)
                                                                       ---------------------      -------------------
         Net Cash Used In Financing Activities                                        -                      (4,400)
                                                                       ---------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                                      9,776                   (5,930)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     6,112                   10,855
                                                                       ---------------------      -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $               15,888     $              4,925
                                                                       =====================      ===================



                            See accompanying notes to condensed consolidated financial statements.
                                                             3

                   KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                               -------------------
                                   (UNAUDITED)


NOTE 1    BASIS OF PRESENTATION AND ORGANIZATION
------    --------------------------------------

          (A) Basis of Presentation
          -------------------------

          The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

          It is management's opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

          (B) Principles of Consolidation
          -------------------------------

          The accompanying 2003 financial statements include the account of King Capital, LLC. The accompanying 2004 consolidated financial statements include the accounts of King Capital Holdings, Inc. and its 100% owned subsidiary King Capital, LLC. All intercompany accounts have been eliminated in the consolidation.

          (C) Use of Estimates
          --------------------

          In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

          (D) Earnings Per Share
          ----------------------

          Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of June 30, 2004 and 2003, there were no common share equivalents outstanding.

          (E) Income Taxes
          ----------------

          For the three and six months ended June 30, 2004, the Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

          Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          For the three and six months ended June 30, 2003, the members of King Capital, LLC elected to be taxed as a partnership. Therefore, income was taxed directly to each member. Accordingly, no provision for income taxes is included in the accompanying financial statements for 2003.

NOTE 2    GOING CONCERN
------    -------------

          As reflected in the accompanying financial statements, the Company has limited working capital. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Overview

We are a provider of traditional mortgage services and we derive our revenues from the brokering of mortgage loans. We charge a fixed processing fee, a credit report fee, a brokerage fee, and an origination fee. We recognize revenues when the loan is closed, at which time we are paid by the lender.

We have generated revenues to date and although we expect to continue to generate revenues we will still need to raise additional funds to expand our business. Therefore we will continue to operate on a reduced budget until such time. If we are unable to raise additional funds by fiscal year end 2004 we may have to limit our operations to an extent not presently determinable by management. Sean King, our sole officer, director and principal shareholder, has agreed verbally that he will cover the costs for our operations until additional funds become available. We have no written agreement with Mr. King to legally insure that he will provide the funding for our operation. Although we have no commitments for capital, other than verbal assurances from Mr. King, we may raise additional funds through:

     - public offerings of equity, securities convertible into equity or debt,
     -    private offerings of securities or debt, or
     -    other sources.

Even if we do not raise additional capital, we believe that we will be able to continue operations for twelve months based on the funding to be provided by Mr. King and revenues that we anticipate generating in the near future. Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

The report of our independent auditors on our financial statements for the year ended December 31, 2003 contains an explanatory paragraph which indicates that the Company has a working capital deficiency of $14,750 and this raises substantial doubt about our ability to continue as a going concern.

Results of Operations

For the Three Months Ended June 30, 2004 and 2003

Gross revenues increased from $86,363 for the three month period ended June 30, 2003 to $134,744 for the three months period ended June 30, 2004, an increase of $48,381. These revenues were generated from our brokering of mortgage loans. We are not aware of any known trends, events, demands, commitments or uncertainties in our industry that are reasonably likely to have a material impact on our present or future financial condition or operating performance. The increase in revenues is due significant part upon our increased marketing and advertising of our services as well as maintaining relationships with and providing support to, existing and new customers. There can be no assurance that our revenues will increase in the future. Accordingly, our ability to maintain or increase revenues will depend in part upon our ability to market and advertise our services to attract new customers. Our net income from operations for the period ending June 30, 2004 was $22,675 as compared to a net loss from operations for the period ending June 30, 2003 of ($32,252).

Selling, general and administrative expenses increased from $25,835 for the period ending June 30, 2003 to $42,127 for the period ending June 30, 2004. These expenses represent our total operating expenses during this period. The increase in our total operating expenses was due to the increased sale, marketing and advertising expenditures and mortgage application costs. Mortgage expense and application cost expense was $53,422 and $55,103 for the three months ended June 30, 2004 and 2003, respectively a decrease of $1,681. The decrease was due to the tightening of our application policies, the passing of our initial costs to the applicants and changing our policy for commission payments to brokers. Advertising expenses were $16,520 and $37,677 for the three months ended June 30, 2004 and 2003, respectively a decrease of $21,157. Due to an increase in name awareness and customers referrals we were able to decrease our advertising as a percentage of sales.

For the Six Months Ended June 30, 2004 and 2003

Our net income from operations for the six months ended June 30, 2004 was $30,206 as compared to a net income from operations for the six months ended June 30, 2003 of $5,373. Revenues for the six months ended June 30, 2004 were $276,525. This represents an increase of 65% as compared to revenues of $167,261 for the six months ended June 30, 2003. The increase in revenues is due in significant part upon our increased marketing and advertising of our services as well as maintaining relationships with and providing support to, existing and new customers.

Mortgage application costs and expenses increased from $81,180 for the six months ended June 30, 2003 to $105,593 for the six months ended June 30, 2004, an increase of 30%. As a percentage of sales, mortgage application costs and expenses decreased 10%. The decrease was due to the tightening of our application policies, the passing of our initial costs to the applicants and changing our policy for commission payments to brokers.

Advertising expense for the six months ended June 30, 2004 was $63,419. This represents an increase of 43% as compare to advertising expenses of $44,333 for the six months ended June 30, 2003. Advertising expense as a percentage of sales was 23% at June 30, 2004 and 26% at June 30, 2003. Due to an increase in name awareness and customers referrals we were able to decrease our advertising as a percentage of sales.

General and administrative expenses increased from $36,375 in the six months ended June 30, 2003 to $77,307 for the six months ended June 30, 2004. As a percentage of revenues, general and administrative expenses increased from 22% in the six months ended June 30, 2003 to 28% in the six months ended June 30, 2004. Our general and administrative costs consist of rent, utilities, telephone and administrative salaries. We expect these costs to remain consistent over the current revenue amounts.

Capital Resources and Liquidity.

As of June 30, 2004, we had $15,888 in cash. Our general and administrative is expected to average $15,416 per month for the next 12 months based upon our projected operating budget. We can currently satisfy one months of operations without receiving additional funds from Mr. King or additional investors.

Our operating activities provided cash of $9,776 in the six months ending June 30, 2004, whereas in the six months ending June 30, 2003 our operating activities provided cash of $5,841. As of June 30, 2004, we had total current assets of $31,112 including cash of $15,888. As of June 30, 2004, are total current liabilities amounted to $23,894.

We plan to pay a salary of $4,000 per month to our sole officer and director for the next 12 months. We do not have sufficient cash to meet our minimum expenses for the next 12 months and we will be unable to expand on our business unless we are successful in raising additional capital. We are seeking equity financing of between $250,000 and $500,000 to cover our expenses. If we cannot raise at least $250,000 it will have a significant impact on our liquidity and our ability to proceed with our business expansion plans. Specifically, failure to raise at least $250,000 may require us to reduce our current staff and will prevent us from hiring additional resources necessary to support our expansion plans. Moreover, expansion will be delayed since we will not have the requisite funding available. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital.

PLAN OF OPERATIONS

We began implementing phases of our current business plan in November 2001. Our plan of operations for the twelve months following the date of this registration statement is to complete the following objectives within the time period specified, subject to the availability of adequate capital as outlined below:

ONLINE MORTGAGE ORIGINATION

We intend to complete the development of our corporate website. We have not yet contracted with a web design company and expect to launch our website and be fully operational by the end of the fourth quarter of 2004. The estimated cost for completing our website is budgeted at $10,000 over the next twelve months. We will be utilizing it to pursue the following market tactics in order to generate leads for our online services:

     o Registering with Internet search engines to ensure our company's services appear in prime locations when online searches for mortgage and home loans are made.

     o Forming strategic alliances that will generate additional leads from companies offering complementary services.

     o Targeting cost effective e-mail campaigns to users that have expressed an interest in obtaining real estate or mortgage related information.

     o Placing banner advertisements on real estate related web sites which is designed to bring new qualified visitor/customers directly to the web site. We have approached, but not negotiated or contracted with any additional advertisers who will advertise on our web site during the fourth quarter of 2004.

     o Linking with existing real estate sites that will allow users to click and immediately be connected to our company's web site.

UPGRADED TECHNOLOGY INFRASTRUCTURE AND SECURITY

Over the next twelve months, we intend to establish an upgraded computer server which houses all of our computer-based technology from our Internet web site to our e-mail capabilities. We intend to use server hardware provided by Dell Computer Corp., and routers and switches are provided by Cisco Systems. Our server will run on a Microsoft Windows NT operating system software. Our technology security systems will be designed to prevent most unauthorized access to internal systems and illegal third party access to our data. In addition, we monitor our servers to ensure that we have sufficient space to handle software upgrades. All software and data in the system is backed up to magnetic tape each night, which is stored off-site. The estimated costs for implementing our updated technology infrastructure and security is $12,500.

Further Development of organizational infrastructure.

Commencing January 2004, we started to recruit and hire additional mortgage loan originators, create competitive compensation packages, and develop a sales and training program.

Organizational infrastructure expenses will initially consist primarily of communication expenses, recruitment of personnel and fees for outside professional advisors and firms. Our ability to develop organization strength will be severely limited if we raise no or nominal funds. During the next twelve months, we anticipate hiring four additional salaried full-time employees, a number of commissioned full-time employees and no part-time employees. We intend to arrange meetings with mortgage loan originators that may be interested in joining us. We may utilize the services of staffing and recruiting firms as well. We may also employ individuals whose sole responsibility will be to identify and recruit qualified mortgage loan originators. We also intend to selectively advertise in mortgage trade publications to recruit employees. We have budgeted $24,000 over the next twelve months for employee recruiting and training.

Completion of our plan of operation is subject to attaining adequate revenue. We can not assure investors that adequate revenues will be generated. If we are unable to generate sufficient revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

Sean King, our sole officer, director and principal shareholder has agreed to provide financing to us in the future until we are able to receive additional funding. We are seeking equity financing for a total of $250,000-$500,000 to cover our administrative expenses, marketing and expansion. We anticipate that any such financing will be through the sale of shares of our common stock at prices based upon our trading market once such market develops. If we are not able to obtain financing of at least $250,000 it will have a significant impact on our liquidity and ability to proceed with our business expansion plans.


We anticipate that our operational, general and administrative expenses for the next 12 months will total $ 239,640.00. The breakdown is as follows:

Web Development                         $ 10,000.00
Legal/Accounting                        $  7,500.00
Upgraded Computer systems               $ 12,500.00
Telecommunications/DSL                  $    720.00
Employee recruitment and training       $ 24,000.00
General Administrative
         Advertising                    $100,000.00
         Automotive                     $   4000.00
         Charitable contributions       $    500.00
         Deprecation expense            $   1270.00
         Employee benefits              $   1500.00
         Entertainment                  $   4000.00
         Insurance                      $   6700.00
         Office salaries                $  25000.00
         Office supplies                $   7000.00
         General and administrative     $   1000.00
         Professional development       $   5000.00
         Professional expense           $   8000.00
         Rent                           $   2200.00
         Repairs & Maintenance          $   1500.00
         Taxes                          $   6250.00
         Telephone                      $   6000.00
         Travel                         $   1000.00
         Utilities                      $   4000.00
          Total General Administrative  $184,920.00
                                        -----------
Total Expenses                          $239,640.00

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan. As discussed, we may expand into additional states but we do not expect this expansion in the next 12 months based on the steps that must first be completed as set forth in the plan of operations.

In the event we are not successful in generating sufficient revenue, additional funds may be required and we would then not be able to proceed with our business plan for the development and marketing of our core products and services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we could incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our advertising and new products to cover our operating expenses.

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.


(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.   Changes in Securities.

          None


Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending June 30, 2004, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002


          (b) Reports of Form 8-K

              None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                           KING CAPITAL HOLDINGS, INC.
                                           Registrant


Date: August 16, 2004                      By: Sean King
                                           -------------------------
                                           Sean King
                                           President, Chief Executive Officer,
                                           Chief Financial Officer and
                                           Chief Accounting Officer