Form 10QSB
period 2004-09-30
KING CAPITAL HOLDINGS INC
filed 2004-11-15
CIK 1268238

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 15, 2004: 33,101,400 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                           KING CAPITAL HOLDINGS, INC.
                                 AND SUBSIDIARY
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)



                   KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY




                KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY



                                 CONTENTS


PAGE                1        CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2004 (UNAUDITED)

PAGE                2        CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS  FOR THE THREE AND NINE MONTHS ENDED
                             SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

PAGE                3        CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER
                             30, 2004 AND 2003 (UNAUDITED)

PAGE              4 - 5      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



                   KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2004
                            ------------------------
                                   (UNAUDITED)





                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash                                                                                     $  2,303
 Accounts receivable, net                                                                   33,445
 Prepaid expenses                                                                            2,400
                                                                                          --------
      Total Current Assets                                                                  38,148

PROPERTY AND EQUIPMENT, NET                                                                 27,663
                                                                                          --------

TOTAL ASSETS                                                                              $ 65,811
                                                                                          ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
                                                                                          --------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                   $ 50,408
                                                                                          --------

TOTAL LIABILITIES                                                                           50,408
                                                                                          --------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding Common stock, $0.001 par value, 100,000,000 shares authorized, 33,101,400 shares issued and
   outstanding                                                                              33,101
  Additional paid in capital                                                               (15,422)
  Accumulated deficit                                                                       (1,276)
  Less subscription receivable                                                              (1,000)
                                                                                          --------
       Total Stockholders' Equity                                                           15,403
                                                                                          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 65,811
                                                                                          ========


   See accompanying notes to condensed consolidated financial statements.
                                      1


                   KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)


                                                         For The Three     For The Three    For The Nine      For The Nine
                                                         Months Ended      Months Ended     Months Ended      Months Ended
                                                         September 30,     September 30,    September 30,     September 30,
                                                             2004              2003             2004              2003
                                                         ------------      ------------     ------------      ------------
REVENUE                                                  $    191,867      $     80,898     $    468,392      $    248,159

OPERATING EXPENSES
  Mortgage application costs and expenses                      59,033            23,315          164,626           104,495
  Advertising                                                  20,149             6,656           83,568            50,989
  General and administrative                                  145,340            13,302          222,647            49,677
                                                         ------------      ------------     ------------      ------------
      Total Operating Expenses                                224,522            43,273          470,841           205,161
                                                         ------------      ------------     ------------      ------------

INCOME (LOSS) FROM OPERATIONS                                 (32,655)           37,625           (2,449)           42,998

OTHER INCOME
  Interest income                                                   1                 9                4                50
                                                         ------------      ------------     ------------      ------------
      Total Other Income                                            1                 9                4                50
                                                         ------------      ------------     ------------      ------------

Income (Loss) Before Provision for Income Taxes               (32,654)           37,634           (2,445)           43,048

Provision for Income Taxes                                     (4,531)               --               --                --
                                                         ------------      ------------     ------------      ------------

NET INCOME (LOSS)                                        $    (28,123)     $     37,634     $     (2,445)     $     43,048
                                                         ============      ============     ============      ============

 Net income (loss) per share - basic and diluted         $         --      $         --     $         --      $         --
                                                         ============      ============     ============      ============

Weighted average number of shares outstanding during
 the period - basic and diluted                            33,101,400        31,182,730       33,101,400        30,647,660
                                                         ============      ============     ============      ============


     See accompanying notes to condensed consolidated financial statements.
                                        2


                   KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)


                                                                              For The Nine             For The Nine
                                                                              Months Ended             Months Ended
                                                                           September 30, 2004       September 30, 2003
                                                                           --------------------     --------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $ (2,445)               $ 43,048
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation expense                                                               4,935                     792
  Changes in operating assets and liabilities:
   Increase in accounts receivable                                                  (11,455)                (16,520)
   Increase (decrease) in prepaid expenses                                             (549)                    298
   Increase in accounts payable and accrued expenses                                  9,690                   8,969
                                                                                   --------                --------
          Net Cash Provided By Operating Activities                                     176                  36,587
                                                                                   --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                     --                  (7,371)
                                                                                   --------                --------
          Net Cash Used In Investing Activities                                          --                  (7,371)
                                                                                   --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in cash overdraft                                                       (3,985)                     --
    Proceeds from sale of common stock                                                   --                   8,450
    Distributions to members                                                             --                 (10,500)
                                                                                   --------                --------
            Net Cash Used In Operating Activities                                    (3,985)                 (2,050)
                                                                                   --------                --------

NET INCREASE (DECREASE) IN CASH                                                      (3,809)                 27,166

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      6,112                  10,855
                                                                                   --------                --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  2,303                $ 38,021
                                                                                   ========                ========


     See accompanying notes to condensed consolidated financial statements.
                                        3

                KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF SEPTEMBER 30, 2004 AND 2003
                     ---------------------------------
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

           (B) Principles of Consolidation
           -------------------------------

           The accompanying 2004 and 2003 consolidated financial statements include the accounts of King Capital Holdings, Inc. and its 100% owned subsidiary King Capital, LLC. All intercompany accounts have been eliminated in the consolidation.

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

           (D) Earnings Per Share
           ----------------------

           Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of September 30, 2004 and 2003, there were no common share equivalents outstanding.

           (E) Income Taxes
           ----------------

           For the nine months ended September 30, 2004, the Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and

                KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF SEPTEMBER 30, 2004 AND 2003
                     ---------------------------------
                                (UNAUDITED)



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

           For the nine months ended September 30, 2003, the members of King Capital Holdings, Inc. elected to be taxed as a partnership. Therefore, income was taxed directly to each member. Accordingly, no provision for income taxes is included in the accompanying financial statements for 2003.

NOTE 2     GOING CONCERN
------     -------------

           As reflected in the accompanying financial statements, the Company has a working capital deficiency of $12,260. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

For the Three Months Ended September 30, 2004 and 2003

Gross revenues increased from $80,898 for the three month period ended September 30, 2003 to $191,867 for the three months period ended September 30, 2004, an increase of $110,969. These revenues were generated from our brokering of mortgage loans. We are not aware of any known trends, events, demands, commitments or uncertainties in our industry that are reasonably likely to have a material impact on our present or future financial condition or operating performance. The increase in revenues is due significant part upon our increased marketing and advertising of our services as well as maintaining relationships with and providing support to, existing and new customers. There can be no assurance that our revenues will increase in the future. Accordingly, our ability to maintain or increase revenues will depend in part upon our ability to market and advertise our services to attract new customers. Our net income from operations for the period ending September 30, 2003 was $37,634 as compared to a net loss from operations for the period ending September 30, 2004 of ($28,123).

Selling, general and administrative expenses increased from $13,302 for the period ending September 30, 2003 to $145,340 for the period ending September 30, 2004. These expenses represent our total operating expenses during this period. The increase in our total operating expenses was due to the increased sale, marketing and advertising expenditures and mortgage application costs. Mortgage expense and application cost expense was $59,033 and $23,315 for the three months ended September 30, 2004 and 2003, respectively an increase of $35,718. The increase was due to the increase in revenue. Advertising expenses were $20,149 and $6,656 for the three months ended September 30, 2004 and 2003, respectively an increase of $13,493 additional advertising costs based on the increase in revenue.

For the Nine Months Ended September  30, 2004 and 2003

Our net loss from operations for the nine months ended September 30, 2004 was $(2,449) as compared to a net income from operations for the nine months ended September 30, 2003 of $42,998. Revenues for the nine months ended September 30, 2004 were $468,392. This represents an increase of 88.75% as compared to revenues of $248,159 for the nine months ended September 30, 2003. The increase in revenues is due in significant part upon our increased marketing and advertising of our services as well as maintaining relationships with and providing support to, existing and new customers.

Mortgage application costs and expenses increased from $104,495 for the nine months ended September 30, 2003 to $164,626 for the nine months ended September 30, 2004, an increase of 57.50%. As a percentage of sales, mortgage application costs and expenses decreased 10%. The decrease was due to the tightening of our application policies, the passing of our initial costs to the applicants and changing our policy for commission payments to brokers.

Advertising expense for the nine months ended September 30, 2004 was $83,568. This represents an increase of 63.9% as compare to advertising expenses of $50,989 for the nine months ended September 30, 2003. Advertising expense as a percentage of sales was 17.9% at September 30, 2004 and 20.6% at September 30, 2003. Due to an increase in name awareness and customers referrals we were able to decrease our advertising as a percentage of sales.

General and administrative expenses increased from $49,677 in the nine months ended September 30, 2003 to $222,647 for the nine months ended September 30, 2004. As a percentage of revenues, general and administrative expenses increased from 20.1% in the nine months ended September 30, 2003 to 47.6% in the nine months ended September 30, 2004 due to increased payroll and operating expenses. Our general and administrative costs consist of rent, utilities, telephone and administrative salaries. We expect these costs to remain consistent over the current revenue amounts.

Capital Resources and Liquidity.

As of September 30, 2004, we had $2,303 in cash. Our general and administrative is expected to average $15,416 per month for the next 12 months based upon our projected operating budget. We can currently satisfy less than one month of operations without receiving additional funds from Mr. King or additional investors.

Our operating activities provided cash of $176 in the nine months ending September 30, 2004, whereas in the nine months ending September 30, 2003 our operating activities provided cash of $36,587. As of September 30, 2004, we had total current assets of $38,148 including cash of $2,303. As of September 30, 2004, our total current liabilities amounted to $50,408.

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

PLAN OF OPERATIONS

We began implementing phases of our current business plan in November 2001. Our plan of operations for the twelve months following the date of raising the needed capital is to complete the following objectives within the time period specified, subject to the availability of adequate capital as outlined below:

ONLINE MORTGAGE ORIGINATION

We intend to complete the development of our corporate website. We have not yet contracted with a web design company and expect to launch our website and be fully operational within three months of receipt of adequate capital. The estimated cost for completing our website is budgeted at $10,000 over the next twelve months. We will be utilizing it to pursue the following market tactics in order to generate leads for our online services:

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

          None


Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending September 30, 2004, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                                           KING CAPITAL HOLDINGS, INC.
                                           Registrant


Date: November 15, 2004                    By: Sean King
                                           -------------------------
                                           Sean King
                                           President, Chief Executive Officer,
                                           Chief Financial Officer and
                                           Chief Accounting Officer