Form 10KSB
period 2004-12-31
KING CAPITAL HOLDINGS INC
filed 2005-03-31
CIK 1268238

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    -----------------------------------------
                                   FORM 10-KSB
                    -----------------------------------------

                 Annual Report Under Section 13 or 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2004

                           Commission File #333-110324

                           KING CAPITAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                                     Florida
         (State or other jurisdiction of incorporation or organization)

                                   16-1682307
                      (IRS Employer Identification Number)

                9387 S. Old State Road, Lewis Center, Ohio 43035
               (Address of principal executive offices )(Zip Code)

                                  (770)514-2006
                (Registrant's telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

     Title of each class               Name of each exchange on which registered

     -------------------               -----------------------------------------
     -------------------               -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         -------------------------------
                                (Title of class)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2004: $697,786.00

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2005, was: $0.

Number of shares of the registrant's common stock outstanding as of March 31, 2005 is: 33,101,400

The Transfer Agent for the Company is Corporate Stock Transfer.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

We are a provider of traditional mortgage services and we derive our revenues from the brokering of mortgage loans We charge a fixed processing fee , a credit report fee, a brokerage fee of approximately, and an origination fees which range from 1 to 4 percentage fees. We recognize revenues when the loan is closed, at which time we are paid by the lender. All of our business is undertaken through our wholly owned subsidiary, King Capital, LLC and we served as a holding company for King Capital, LLC and any other companies that we may acquire in the mortgage broker industry. Sean King, our sole officer, director and principal shareholder is currently in compliance with all licensing requirement for the State of Ohio.

To date, we have generated all of our revenues from the brokering of mortgage loans. The mortgage loans we broker can be divided into three categories:

         *  Prime or conforming loans
         *  Sub-prime or non-conforming loans
         *  Commercial

Prime or conforming loans are loans that conform to the guidelines established by certain government sponsored entities. These guidelines establish the maximum loan amount, down payment and borrower and credit and income requirements. All other loans are considered "non-conforming loans" because of the size of the loans (referred to as jumbo mortgages) and/or the credit profiles of the borrowers (generally referred to as sub-prime mortgages). Second mortgage loans, credit lines, home equity loans, home improvement loans are also non-conforming loans. Furthermore, non-conforming loans are sometimes referred to as "non-doc" or "reduced-doc" loans because the paperwork is less extensive than with the prime or conforming loans and prospective borrowers generally do not have to reveal details about their income and credit history.

We have no liability for any loans once closed, including sub-prime loans. We act solely as a broker for the lender, bringing the borrower and lender together. The lender reviews and examines the borrower, borrowers credit and collateral to evaluate as to whether it meets the lenders underwriting guidelines. If the lender guidelines are met and the lender agrees to close the loan, the lender thereby assumes all liabilities for the closed loan.

Our mortgage services business is subject to the rules and regulations of the Department of Housing and Urban Development, Federal Housing Administration, Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and other regulatory agencies in connection with originating, processing and underwriting mortgage loans. These rules and regulations, among other things, impose licensing obligations, prohibit discrimination and establish underwriting guidelines.

OPERATIONS

Our operations are centered in Ohio. Our corporate headquarters are located in Lewis Center, Ohio. We are currently licensed as a mortgage broker in Ohio and we may apply for mortgage brokerage licenses in other states if we believe that there is sufficient demand for our mortgage services in those states. To date we have no specific plans to expand our operations outside of Ohio.

BUSINESS STRATEGY

In March 2002, we obtained a mortgage brokerage license from the State of Ohio. Our founder, Sean King, is negotiating with individuals who may join us as employees or independent contractors in Ohio. We intend to increase our business in Ohio by purchasing e-mail lists of prospective customers and running marketing and promotional campaigns. During the fourth quarter of fiscal 2004, we focused most of our efforts on increasing our mortgage business in Ohio and will continue to do so in the first and second quarter of 2005. We generally run advertisements on local radio, cable and broadcast television to advertise our services and the current rates on certain of our mortgage products. We plan to form relationships alliances with real estate agents, developers, lawyers, accountants, financial planners and other persons who are involved in the home buying process. However, we have not formed any such relationships to date.

We plan on expanding into other parts of the United States, where the demographics indicate that there are a large number of homebuyers. We are currently researching expanding our licensure throughout the Southeast and we anticipate that we may apply for licenses in Florida, Georgia, South Carolina and North Carolina.

Prior to entering a new state, we will examine the number of home sales in certain areas, the projected growth rate of the area and other factors before committing to expansion.

If we expand into a new state, we do not plan on opening physical offices in that state, rather our independent contractors will work from their individual offices. Our contractors will close loans at various locations, including but not limited to the client's home or office, the bank's offices or the real estate agent's office. However, if we need to have a corporate presence in a certain area, we will lease office space and staff with employees accordingly. We believe that we may have to pay higher commissions than our competitors to be able to attract additional employees or independent contractors.

TRADITIONAL MORTGAGE SERVICES

As a mortgage broker, we currently generate revenues by originating mortgage loans between lenders and qualified borrowers. The Company does not make the loans, therefore the loans we broker are funded by third parties. We currently have access to seven institutional lenders which allows us to offer a full range of loan products, including adjustable rate mortgages, fifteen (15) year and thirty (30) year fixed rate loans, and balloon loans with a variety of maturities. In addition to residential mortgages, we broker refinancing, construction loans, second mortgages, debt consolidation and home equity loans. We broker residential mortgage loans to various consumers including "prime" credit borrowers who desire conventional conforming loans and borrowers seeking "sub-prime" loans.

Borrowers who qualify for conforming loans have what is referred to as an "A" credit rating. Typically, borrowers who seek sub-prime financing have what is referred to in banking as "B," "C" or "D" credit ratings. Credit ratings vary depending upon the lender, but are usually based on factors, such as income, credit history and previous debt experiences. "A" rated borrowers have the highest credit rating, while "B," "C" and "D" borrowers have progressively lower credit ratings. A "B" credit rating generally indicates that the borrower has 1 or 2 late mortgage payments in the past 12 months and there have been no collections or charge offs. A "C" credit rating indicates that the borrower has 3 or 4 late mortgage payments and there have been collections or charge-offs on the borrower's credit report. A "D" credit rating indicates that the borrower has a recent bankruptcy or foreclosure.

We broker "non-doc" or "reduced-doc" loans to sub-prime borrowers. These "non-doc" or "reduced-doc" loans are typically brokered for borrowers with prime credit ratings who desire to maintain their privacy as to details of their income, self-employed persons or persons with blemished credit histories. Management anticipates an increase in "sub-prime" and "no-doc" loans as the market for self-employed borrowers and individuals with blemished credit grows.

ONLINE MORTGAGE SERVICES

In October, 2003 we established www.kingcapitalholdings.com. This site will be used by us to advertise and generate leads for our traditional mortgage services. We will use this web site to service those individuals who prefer the convenience of the online process versus traditional mortgage services. Our online service complements the highly personalized service offered at our traditional offices. The majority of our online business is expected to be generated from home refinancing, because of the decrease in interest rates.

We believe it is important to have an Internet presence. A study conducted by the Mortgage Banker's Association found that eighty-two (82%) per cent of consumers who obtained a mortgage in 2002, whether for the purchase of a new home or refinancing, used the Internet at some point during the home buying or mortgage process. To offer online services, we are limited by offering said services only to consumers in the states we maintain a license in good standing. Currently, we are limited to promote an online presence with our website to those consumers in the state of Ohio.

To date we have not developed our corporate website or online mortgage services.

BUSINESS PHILOSOPHY AND COMPETITIVE STRATEGY

The process of obtaining a mortgage loan or refinancing a mortgage loan can be time-consuming, frustrating and overwhelming for many consumers. Consumers want to make certain that they get the best available market rates currently offered at the time of their mortgage loan applications. In addition to traditional lenders, we also work with smaller niche lenders that are able to provide attractive rates due the ability to provide a wider variety of loan packages to a broader spectrum of consumers.

We believe that we are able to solve these problems for our consumers because of the following competitive advantages:

          1. Personalized service.

          2. Expedited mortgage processing services; and

          3. Convenience and access to the best available market rates and products that we can identify that are currently offered by our lenders for our customers.

As a smaller mortgage broker, we believe that we are able to give our clients more personalized attention than larger mortgage brokers. We make certain that our customers' loans are processed in an expedited manner. Our mortgage lenders can quickly advise a client as to whether he/she will be approved for a loan.

However, the time between approval of a customer's loan and actual funding is subject to a number of variables, such as obtaining appraisals and title searches. Our customer oriented mortgage brokers expedite the time between approval and funding, by assisting in collecting all the documents that are required for closing. Even as our business expands, we intend to make customer service a priority for our mortgage brokers. We have been approved to offer loan products to consumers by several well-known funders, such as CountryWide, Fifth Third Bank, Greenpoint, First Magnus, Interfirst, Equifirst and Washington Mutual. The nature of our relationship(s) with these lenders allows us to act as brokers for residential and commercial loan products. This network allows us to have access to a broad array of products and services for our customers. Our primary lenders that we depend on are Washington Mutual, Meritage, First Magnus, Mercantile, Long Beach Mortgage and Franklin Mortgage.

The following sets forth the agreements we have with these:

1. Wholesale broker agreement with Countrywide Home Loans, Inc. which allows us to submit for underwriting and funding first and second lien mortgage loans for our clients that meet the eligibility of mortgage loan programs.

2. Wholesale broker agreement with Equifirst Corporation whereby Equifirst accepts applications from our clients for mortgage loans prepared by us for underwriting and funding of mortgage loans secured by residential property in the State of Ohio.

3. Broker agreement with First Magnus Financial Corporation for the purpose of originating loans for our clients which may be funded by First Magnus Financial Corporation.

4. Wholesale Broker agreement with Franklin American Mortgage wholesale lending to submit conventional and Jumbo/Nonconforming loans for funding.

5. Broker Agreement with Greenpoint Mortgage Funding, Inc. whereby we will submit client applications for loans to be secured by first or second priority liens against 1-4 family residential properties for possible funding by Greenpoint.

6. Broker Agreement with Long Beach Mortgage Company whereby we may submit loan applications for conventional loan programs offered by the lender for our clients.

7. Broker Agreement with Mercantile Mortgage Company whereas we can submit loan applications for our clients for the activity of negotiating loans or other credit to be provided by Mercantile.

8. Wholesale Mortgage Purchase Agreement with Meritage Mortgage Corporation whereby we may from time to time submit for approval and funding residential single family mortgage loans for our clients.

9. Premiere Mortgage Broker Agreement with Washington Mutual Bank with applications from clients for the origination and funding of mortgage loans which may include 1 to 4 family home purchase loans, refinancing of such loans, and other mortgage loans.

10. Mortgage Broker agreement with Fifth Third Bank for the purpose of originating loans for our clients which may be funded by Fifth Third Bank. We do not have a written agreement with Fifth Third Bank as a correspondent leader but have submitted an application to operate in such capacity.

SALES AND MARKETING

We use numerous sales and marketing vehicles for traditional mortgage products and services. We intend to establish our brand name through a focused marketing campaign that will appeal to both online and traditional users of mortgage services. A number of media are used by us to generate leads and establish brand awareness in the traditional mortgage origination business:

OPERATIONS AND PROCESSING OF MORTGAGE LOANS

Our operations include origination, loan processing, data entry, compilation of personal financings and other materials (including appraisals, titles, credit reports and employment verification). When a customer applies for a mortgage loan, we enter information that our customer gives us into CALYX a software program that we use. This raw data includes information about the borrower's name, type of loan, income, list of assets, liabilities, job information and other information relevant to a lender.

The CALYX software program takes all the information that we input and provides us with a completed loan application for the borrower. Next, we determine which lenders might be able to offer the borrower a mortgage loan. Sometimes, we will go to a general web site that provides clearing information on mortgage loans. Other times, based on experience, we know which lenders will have the best mortgage loan products for a particular client. We generally use a few lenders to provide a majority of our loans, because these lenders generally offer the best rates to our customers. In addition, we have found that these lenders provide efficient service.

We upload the completed loan information on the web site of the lender that we have selected for the borrower and determine if the lender will give us e-approval for the loan. If the lender gives the borrower approval, it, the web site, will generate a commitment letter with contingencies. Then, the lender will also send us documentation for the loan.

If a customer does not pre-qualify for the loan or if the application is incomplete, one of our mortgage brokers will inform the mortgage loan applicant why the loan was rejected and how and if the application can be remedied.

COMPETITION

The National Association of Mortgage Brokers reports that there are more than 20,000 mortgage brokerage operations in the U.S., employing an estimated 200,000 people.

The mortgage lending industry is highly fragmented with many players serving the borrowing community. We will face competition on many fronts, both at the retail sales level and in the area of retaining quality mortgage brokers. Borrowers have a plethora of financing alternatives including: consumer finance companies, mortgage banking companies, independent mortgage brokers, savings banks, community banks, credit unions, thrift institutions, credit card issuers, insurance companies, Federal Home Loan Mortgage Corporation and other entities engaged in mortgage lending.

We will face the challenge of recruiting and retaining high quality loan originators. We are an early stage company with limited capital resources. This may make it difficult for us to successfully compete against larger, better capitalized firms in the marketplace.

Competition among industry players can take the form of interest rates, loan origination fees, term and amount of loan, marketing and distribution channels (including on-line applications), customer services, and convenience of obtaining a loan.

While management believes there are competitors who operate with a similar business model, there is no readily available financial or other information on which management may rely; therefore it is not feasible to accurately discuss those competitors.

REGULATIONS

Our mortgage services business is subject to the rules and regulations of the Department of Housing and Urban Development, Federal Housing Administration, Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and other regulatory agencies in connection with originating, processing and underwriting mortgage loans. These rules and regulations, among other things, impose licensing obligations, prohibit discrimination and establish underwriting guidelines. As a mortgage broker, we are subject to these guidelines of the aforementioned establishments at all times. A detailed review of the said guidelines would extend well beyond the scope of this prospectus, as each establishment has very specific guidelines that must be adhered to at all times. Our failure to comply with the underwriting guidelines at any time would cause our company to discontinue its operations as a mortgage broker and thereby we would no longer be able to generate revenues by originating loans that are funded by third parties.

Additionally, we are required to comply with regulatory requirements specifically relating to the mortgage brokerage license we maintain with the state of Ohio. We have a financial requirement to post a surety bond of $50,000 in favor of the superintendent of financial institutions for the state of Ohio. We are not aware of any other regulatory financial requirements to which we must comply.

Mortgage origination activities are subject to the provisions of various federal and state statutes including the Equal Credit Opportunity Act, the Fair Housing Act, the Truth-in-Lending Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act. The Equal Credit Opportunity Act and the Fair Housing Act prohibit us from discriminating against applicants on the basis of race, color, religion, national origin, familial status, sex, age, marital status or other prohibited characteristics. Also, we are required to disclose reasons for credit denial and other matters to applicants. The Truth-in-Lending Act requires us to provide borrowers with uniform, understandable information about the terms and conditions of mortgage loans so they can compare credit terms. It guarantees borrowers a three (3) day right to cancel certain credit transactions. If we fail to comply with the Truth-in-Lending Act, aggrieved customers could have the right to rescind their loan transactions and to demand the return of finance charges. The Fair Credit Reporting Act requires us to supply loan applicants who are denied credit the credit-reporting agency's name and address. The Real Estate Settlement Procedures Act was designed to prevent abuses in the referral of business in the real estate industry. It prevents specific types of payments between certain providers.

Each state has specific license requirements that must be met prior to conducting business as mortgage broker. We were approved by the state of Ohio upon satisfying the conditions of the superintendent. The certificate of registration issued may be renewed annually on or before April 30th if all conditions of the superintendent are met. Our business may be negatively impacted if the license is not renewed or suspended. If our state license is not in good standing the office may be required to close by state regulatory authorities. As our principal shareholder, Mr. King is required to be licensed in the state of Ohio. Mr. King is currently licensed in Ohio and intents to maintain such license in the future. In the event that Mr. King does not maintain his license it may force Mr. King to sell his shares of our common stock or we may have to cease our operations in Ohio.

Although our operations on the Internet are not currently regulated by any U.S. government agency, future laws and regulations may be adopted governing the Internet, and existing laws may be interpreted to apply to the Internet.

Therefore, our future compliance may be more difficult or expensive. To offer online services, we are limited by offering said services only to consumers in the states we maintain a license in good standing. Currently, we are limited to promote an online presence with our website to those consumers in the state of Ohio. To date We have not developed our corporate website to offer any online services.

EMPLOYEES

As of March 31, 2005, we have sixteen full time employees. From time to time, we may employ additional independent contractors to support our development, marketing, sales, support and administrative organization. We also intend to aggressively hire mortgage loan originators.

Competition for qualified personnel in the industry in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire or acquire and retain qualified employees.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at 9387 S. Old State Road, Lewis Center, Ohio 43035. We lease such space from Sean King our sole officer and director for $24,000 annually. We believe that this space if adequate to operate our current business and as business warrants we may expand into a larger space.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 31, 2005, there are approximately 39 shareholders of record of our common stock. There is presently no public market for our common stock. We anticipate applying for trading of our common stock on the over the counter bulletin board upon the effectiveness of the registration statement of which this prospectus forms a part. However, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We are a provider of traditional mortgage services and we derive our revenues from the brokering of mortgage loans. We charge a fixed processing fee, a credit report fee, a brokerage fee, and an origination fee. We recognize revenues when the loan is closed, at which time we are paid by the lender.

We have generated revenues to date and although we expect to continue to generate revenues we will still need to raise additional funds to expand our business. Therefore we will continue to operate on a reduced budget until such time. If we are unable to raise additional funds by fiscal year end 2005 we may have to limit our operations to an extent not presently determinable by management. Sean King, our sole officer, director and principal shareholder, has agreed verbally that he will cover the costs for our operations until additional funds become available. We have no written agreement with Mr. King to legally insure that he will provide the funding for our operation. Although we have no commitments for capital, other than verbal assurances from Mr. King, we may raise additional funds through:

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

Results of Operations

For the Twelve Months Ended December 31, 2004 and 2003

Our net income from operations for the twelve months ended December 31, 2004 was $18,927 as compared to a net income from operations for the twelve months ended December 31, 2003 of $1,324. Revenues for the twelve months ended December 31, 2004 were $697,786 as compared to revenues of $374,890 for the twelve months ended December 31, 2004 and increase of $322,899. The increase in revenues is due in significant part upon our increased marketing and advertising of our services as well as maintaining relationships with and providing support to, existing and new customers.

Advertising expense for the twelve months ended December 31, 2004 was $134,880. This represents an increase of 47,074 as compare to advertising expenses of $87,806 for the twelve months ended December 31, 2003. Advertising expense as a percentage of sales was 19.33% at December 31, 2004 and 23.43% at December 31, 2003. Due to an increase in name awareness and customers referrals we were able to decrease our advertising as a percentage of sales.

General and administrative expenses decreased from $214,107 in the twelve months ended December 31, 2003 to $144,229 for the twelve months ended December 31, 2004 for a decrease of $69,878. As a percentage of revenues, general and administrative expenses decreased from 32% in the twelve months ended December 31, 2003 to 20.67% in the twelve months ended December 31, 2004 due to decreased operating expenses. Our general and administrative costs consist of rent, utilities and telephone. We expect these costs to remain consistent over the current revenue amounts.

Capital Resources and Liquidity.

As of December 31, 2004, we had $41,285 in cash. Our operating activities provided cash of $34,647 in the twelve months ending December 31, 2004, whereas in the twelve months ending December 31, 2003 our operating activities provided cash of $22,270. As of December 31, 2004, we had total current assets of $54,807 including cash of $41,285. As of December 31, 2004, our total current liabilities amounted to $48,460.


ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

                           KING CAPITAL HOLDINGS, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004

                   KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY



                                    CONTENTS


PAGE           1    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE           2    CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004

PAGE           3    CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                    DECEMBER 31, 2004 AND 2003

PAGE           4    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEAR
                    ENDED DECEMBER 31, 2004

PAGE           5    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                    DECEMBER 31, 2004 AND 2003

PAGES       6 - 10  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors of:
  King Capital Holdings, Inc.

We have audited the accompanying consolidated balance sheet of King Capital Holdings, Inc. and subsidiary as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of King Capital Holdings, Inc. and subsidiary as of December 31, 2004 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.




WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 26, 2005


                   KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2004
                             -----------------------


                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                                              $             41,285
  Accounts receivable, net                                                                        12,439
  Prepaid expenses                                                                                 1,083
                                                                                       -------------------
       Total Current Assets                                                                       54,807

PROPERTY AND EQUIPMENT, NET                                                                       27,596
                                                                                       -------------------

TOTAL ASSETS                                                                        $             82,403
                                                                                       ===================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
  Accounts payable                                                                                17,292
  Loan from shareholder                                                                            2,226
  Payroll taxes payable                                                                           28,942
                                                                                       -------------------

TOTAL LIABILITIES                                                                                 48,460
                                                                                       -------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
   none issued and outstanding                                                                         -
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   33,101,400 shares issued and outstanding                                                       33,101
  Additional paid in capital                                                                     (15,422)
  Retained earnings                                                                               17,264
  Less subscription receivable                                                                    (1,000)
                                                                                       -------------------
       Total Stockholders' Equity                                                                 33,943
                                                                                       -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $             82,403
                                                                                       ===================


          See accompanying notes to consolidated financial statements.
                                        2


                   KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                 ----------------------------------------------


                                                                          2004                     2003
                                                                   -------------------      -------------------
REVENUE                                                         $            697,786     $            374,890

OPERATING EXPENSES
  Payroll expense                                                            399,750                   71,653
  Advertising                                                                134,880                   87,806
  General and administrative                                                 144,229                  214,107
                                                                   -------------------      -------------------
        Total Operating Expenses                                             678,859                  373,566
                                                                   -------------------      -------------------

INCOME FROM OPERATIONS                                                        18,927                    1,324

OTHER INCOME
  Interest income                                                                  8                       51
                                                                   -------------------      -------------------
         Total Other Income                                                        8                       51
                                                                   -------------------      -------------------

Income Before Provision for Income Taxes                                      18,935                    1,375

Provision for Income Taxes                                                     2,840                      206
                                                                   -------------------      -------------------

NET INCOME                                                      $             16,095     $              1,169
                                                                   ===================      ===================

 Net income per share - basic and diluted                       $               -        $               -
                                                                   ===================      ===================

Weighted average number of shares outstanding during
  the period - basic and diluted                                          33,101,400               31,041,604
                                                                   ===================      ===================


          See accompanying notes to consolidated financial statements.
                                        3


                   KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                 ----------------------------------------------

                                                                       Additional
                            Preferred Stock       Common Stock         Paid-In      Members'    Retained   Subscription
                            Shares   Amount     Shares     Amount      Capital      Equity      Earnings    Receivable     Total
                            ------  --------  ----------  ----------  ----------   ----------   ----------  ----------   ----------
Balance, December 31, 2002       -  $     --          --  $       --  $       --   $   11,873   $       --  $       --   $   11,873

Common stock issued for cash     -        --   3,101,400       3,101       6,349           --           --      (1,000)       8,450

Distributions to members         -        --          --          --          --       (3,644)          --          --       (3,644)

Acquisition of King Capital, LLC -        --  30,000,000      30,000     (21,771)      (8,229)          --          --           --

Net Income, 2003                 -        --          --          --          --           --        1,169          --        1,169
                              ----  --------  ----------  ----------  ----------   ----------   ----------  ----------   ----------

Balance, December 31, 2003       -        --  33,101,400      33,101     (15,422)          --        1,169      (1,000)      17,848

Net income, 2004                 -        --          --          --          --           --       16,095          --       16,095
                              ----  --------  ----------  ----------  ----------   ----------   ----------  ----------   ----------

BALANCE,
--------
 DECEMBER 31, 2004               -  $     --  33,101,400  $   33,101  $  (15,422)  $       --   $   17,264  $   (1,000)  $   33,943
 -----------------            ====  ========  ==========  ==========  ==========   ==========   ==========  ==========   ==========



          See accompanying notes to consolidated financial statements.
                                        4


                   KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                 ----------------------------------------------


                                                                                          2004                    2003
                                                                                   --------------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $              16,095    $            1,169
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation expense                                                                        6,702                 1,270
   Changes in operating assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                                                                        9,551                (9,251)
     Prepaid expenses                                                                             768                (1,258)
    Increase in:
     Accounts payable and accrued expenses                                                    (23,426)               26,355
     Cash overdraft                                                                            (3,985)                3,985
     Payroll taxes payable                                                                     28,942                  -
                                                                                   --------------------     -----------------
         Net Cash Provided By Operating Activities                                             34,647                22,270
                                                                                   --------------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                           (1,700)              (31,819)
                                                                                   --------------------     -----------------
          Net Cash Used In Investing Activities                                                (1,700)              (31,819)
                                                                                   --------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                                                            -                    8,450
   Proceeds from stockholder loan                                                               2,226                  -
   Distributions to members                                                                      -                   (3,644)
                                                                                   --------------------     -----------------
         Net Cash Provided By (Used In) Financing Activities                                    2,226                 4,806
                                                                                   --------------------     -----------------

NET INCREASE (DECREASE) IN CASH                                                                35,173                (4,743)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                6,112                10,855
                                                                                   --------------------     -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $              41,285    $            6,112
                                                                                   ====================     =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

Cash paid for interest                                                          $                -       $             -
                                                                                   ====================     =================

Cash paid for income taxes                                                      $                -       $             -
                                                                                   ====================     =================


          See accompanying notes to consolidated financial statements.
                                        5

                   KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                             -----------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

     (A)  Organization
     -----------------

     King Capital Holdings, Inc. was incorporated under the laws of the State of Florida on April 24, 2003.

     King Capital, LLC was formed as a limited liability company under the laws of the State of Ohio on November 29, 2001. King Capital, LLC is engaged in retail mortgage brokering activities to commercial and residential brokerage services in the State of Ohio.

     King Capital Holdings, Inc. and its wholly owned subsidiary King Capital, LLC are hereafter referred to as (the "Company").

     (B)  Principles of Consolidation
     --------------------------------

     The accompanying 2003 consolidated financial statements include the accounts of King Capital Holdings, Inc. from April 24, 2003 (inception) and its 100% owned subsidiary King Capital, LLC. The accompanying 2004 consolidated financial statements include the accounts of King Capital Holdings, Inc. and its wholly owned subsidiary King Capital, LLC. All inter-company accounts have been eliminated in the consolidation (See Note 5(C)).

     (C)  Cash and Cash Equivalents
     ------------------------------

     For purposes of the statements of cash flows, cash includes demand deposits with banks.

     (D)  Use of Estimates
     ---------------------

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

     (E)  Property and Equipment
     ---------------------------

     Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of three to seven years.

                   KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                             -----------------------

     (F)  Income Taxes
     -----------------

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

     (G)  Business Segments
     ----------------------

     The Company operates in one segment and therefore segment information is not presented.

     (H)  Revenue Recognition
     ------------------------

     The Company recognizes revenue from brokerage fees when the mortgage is closed and the fees are earned. The Company records fees on a gross basis upon closing of the mortgage. The amounts paid to agents are recorded as a component of application costs and expenses in the statement of operations.

     (I)  Advertising Costs
     ----------------------

     Advertising costs are expensed as incurred. Advertising expense totaled $134,880 and $87,806, respectively for the years ended December 31, 2004 and 2003.

     (J)  Income Per Share
     ---------------------

     Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of December 31, 2004 and 2003, there were no common share equivalents outstanding.

     (K)  Recent Accounting Pronouncements
     -------------------------------------

     Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

                   KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                             -----------------------

NOTE 2 ACCOUNTS RECEIVABLE
------ -------------------

     Accounts receivable at December 31, 2004 consisted of the following:

       Accounts receivable                              $           12,439
       Less: allowance for doubtful accounts                          -
                                                           -----------------

       Accounts receivable, net                         $           12,439
                                                           =================

     For the years ended December 31, 2004 and 2003, the Company considers all accounts receivable collectable and has not recorded a provision for doubtful accounts.

NOTE 3 PROPERTY AND EQUIPMENT
------ ----------------------

     The following is a summary of property and equipment at December 31, 2004:

       Office equipment                                 $           11,123
       Vehicle                                                      12,953
       Leasehold improvements                                          600
       Less: accumulated depreciation                               (8,080)
                                                           -----------------

       Property and equipment, net                      $           27,596
                                                           =================

     Depreciation expense for the years ended December 31, 2004 and 2003 was $6,702 and $834, respectively.

NOTE 4 COMMITMENTS AND CONTINGENCIES
------ -----------------------------

     The Company leases office space from its President under a two-year office lease agreement through August 2005 (See Note 7).

     Future minimum lease payments are approximately as follows:

       Year Ending December 31,
                 2005                                   $           16,000
                                                           ==================

     Rent expense for the years ended December 31, 2004 and 2003 was $24,000 and $14,902, respectively.

                   KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                             -----------------------

NOTE 5 STOCKHOLDERS' EQUITY
------ --------------------

     (A)  Stock Issued for Cash
     --------------------------

     During 2003, the Company issued 3,101,400 shares of common stock for cash of $8,450 and a subscription receivable of $1,000.

     (B)  Forward Stock Split
     ------------------------

     On September 26, 2003, the Company effected a three-for-one forward stock split to its common stockholders. All common stock shares and per share amounts have been retroactively restated to reflect the effect of the split.

     (C)  Acquisition Agreement
     --------------------------

     On September 22, 2003, King Capital Holdings, Inc. consummated an agreement with King Capital, LLC, pursuant to which King Capital, LLC exchanged all of its members' interest for 30,000,000 (10,000,000 pre-split) shares or approximately 90% of the common stock of King Capital Holdings, Inc. The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost. Accordingly, all shares and per share amounts have been retroactively restated.

NOTE 6 INCOME TAXES
------ ------------

     Income tax expense for the years ended December 31, 2004 and 2003 is summarized as follows:

       2004                     Current               Deferred                Total
                            -----------------     ------------------     -----------------
       Federal           $            2,840    $              -       $            2,840
       State                           -                      -                     -
                            -----------------     ------------------     -----------------

                         $            2,840    $              -       $            2,840
                            =================     ==================     =================

       2003

       Federal           $              206    $              -       $              206
       State                           -                      -                     -
                            -----------------     ------------------     -----------------

                         $              206    $              -       $              206
                            =================     ==================     =================

                   KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                             -----------------------

     Income tax expense for the year ended December 31, 2004 differed from amounts computed by applying the statutory U.S. federal corporate income tax rate of 15% to income before income tax benefit as a result of the following:

       Expected income tax expense from operations       $            2,840
       Valuation allowance                                             -
                                                            -----------------

                                                         $            2,840
                                                            =================

NOTE 7 RELATED PARTY TRANSACTION
------ -------------------------

     During 2004 and 2003, the Company paid its President $24,000 and $14,902, respectively for office space under a lease agreement that expires in August 2005.

     During 2004 a stockholder loaned the Company $2,226 for working capital. The loan is non-interest bearing, unsecured and due on demand.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Our accountant is Webb & Company, CPA. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Sean King, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation
Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

Critical Accounting Policies
----------------------------

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of March 31, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.


Name                      Age        Positions and Offices Held

Sean King                  33        President, Chief Executive Officer,
                                     Chief Financial Officer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Sean King has been the President and sole director of King Capital Holdings, Inc. since April 2003. He has been the President and Managing Member of our wholly owned subsidiary, King Capital, LLC since November, 2001. In such capacity he managed this residential and commercial financing company and was actively involved in the creation of sales campaigns, trained loan officers and consulted with clients. From December 2000 to September 2001, Mr. King was a sales manager for LAWGIBB a software development company. In such position he targeted Fortune 1000 companies and other identified businesses as well as to created a sales campaign and develop action plans for the company. From October 1997 to December 2000, Mr. King was the managing partner of King Law & Tax, P.A. where he worked as an attorney in corporate transaction, consulting and complex commercial litigation. He also assisted his clients in the development and implementation of strategic, tactical and marketing plans.

Mr. King received his Master of Business Administration from the University of Miami in 1996. He also received his Juris Doctor from the University of Miami in 1995. He attended the University College of London where his legal studies focused on European Economic Union. He received his Bachelor of Science in Business Administration from the Ohio State University in 1993.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2004.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for his services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.


Name                   Number of Total Shares             % of Shareholdings
----                   ----------------------             ------------------

Sean King                          31,500,000                      95.16%
155 Green Meadows Drive South
Westerville, Ohio 33081

The percent of class is based on 33,101,400 shares of common stock issued and outstanding as of March 31, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use space at 9387 S. Old State Road, Lewis Center, Ohio 43035. We lease such space from Sean King, our President at $2,000 per year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Exhibits:

     None

(b)  Reports of Form 8-K filed in fourth quarter of the fiscal year:

     None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2004, we were billed approximately $8,740 for professional services rendered for the audit of our financial statements. We also were billed approximately $5,438.75 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004.

Tax Fees

For the Company's fiscal year ended December 31, 2004, we did not incur and fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                               KING CAPITAL HOLDINGS, INC.

                               By: /s/ Sean King
                              --------------------------
                                       Sean King
                                       President, Secretary and Director

Dated: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          TITLE                        DATE
----                          -----                        ----

/s/ Sean King                 President, Secretary         March 31, 2005
---------------------         and Director
    Sean King