Form 10QSB
period 2005-03-31
KING CAPITAL HOLDINGS INC
filed 2005-05-19
CIK 1268238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-110324

KING CAPITAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	16-1682307
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9387 S. Old State Road, Lewis Center, Ohio	43035
(Address of principal executive offices)	(Zip Code)

(770) 514-2006

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 18, 2005: 33,101,400 shares of common stock.

KING CAPITAL HOLDINGS INC.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2005

KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2005 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

PAGE	4	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$79,102
Accounts receivable, net	19,130
Prepaid expenses	708
Other receivables	16,591
Total Current Assets	115,531

PROPERTY AND EQUIPMENT, NET	25,946

TOTAL ASSETS	$141,477

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$25,859
Income taxes payable	21,953

TOTAL CURRENT LIABILITIES	47,812

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,101,400 shares issued and outstanding	33,101
Additional paid in capital	(15,422)
Retained earnings	76,986
Less subscription receivable	(1,000)
Total Stockholders’ Equity	93,665

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,477

See accompanying notes to condensed consolidated financial statements.

1

KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005	2004

REVENUE	$250,341	$141,781

OPERATING EXPENSES
Mortgage application costs and expenses	93,179	52,171
Advertising	47,341	46,899
General and administrative	31,192	35,180
Total Operating Expenses	171,712	134,250

INCOME FROM OPERATIONS	78,629	7,531

OTHER INCOME
Interest income	-	3
Total Other Income	-	3

Income Before Provision for Income Taxes	78,629	7,534

Provision for Income Taxes	18,907	1,130

NET INCOME	$59,722	$6,404

Net income per share - basic and diluted	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	33,101,400	33,101,400

See accompanying notes to condensed consolidated financial statements.

2

KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,722	$6,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,650	1,645
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(6,691)	6,990
Decrease in prepaid expenses	375	729
Increase in other receivables	(16,591)	-
Increase (decrease) in accounts payable and accrued expenses	(648)	23,752
Net Cash Provided By Operating Activities	37,817	39,520

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash overdraft	-	(3,985)
Net Cash Used In Financing Activities	-	(3,985)

NET INCREASE IN CASH	37,817	35,535

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,285	6,112

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79,102	$41,647

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid fro income taxes	$-	$-

Cash paid for interest expense	$-	$-

See accompanying notes to condensed consolidated financial statements.

3

KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2005

(UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND ORGANIZATION

(A) Basis of Presentation

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

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Use of Estimates

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

(C) Earnings Per Share

Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2005 and 2004, there were no common share equivalents outstanding.

(D) Income Taxes

For the three months ended March 31, 2005, the Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

4

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Results of Operations

For the Three Months Ended March 31, 2005 and 2004

Gross revenues increased from $141,781 for the three month period ended March 31, 2004 to $250,341 for the three months period ended March 31, 2005, an increase of $108,560. These revenues were generated from our brokering of mortgage loans. We are not aware of any known trends, events, demands, commitments or uncertainties in our industry that are reasonably likely to have a material impact on our present or future financial condition or operating performance. The increase in revenues is due significant part upon our increased marketing and advertising of our services as well as maintaining relationships with and providing support to, existing and new customers. There can be no assurance that our revenues will increase in the future. Accordingly, our ability to maintain or increase revenues will depend in part upon our ability to market and advertise our services to attract new customers. Our net income from operations for the period ending March 31, 2004 was $6,404 as compared to net income from operations for the period ending March 31, 2005 of $59,722.

Selling, general and administrative expenses decreased from $35,180 for the period ending March 31, 2004 to $31,192 for the period ending March 31, 2005. These expenses represent our total operating expenses during this period. The decrease in our total operating expenses was due to the decreased sale, marketing and advertising expenditures. Mortgage expense and application cost expense was $52,171 and $93,179 for the three months ended March 31, 2004 and 2005, respectively an increase of $41,008. The increase was due to the increase in revenue. Advertising expenses were $47,341 and $46,899 for the three months ended March 31, 2005 and 2004, respectively an increase of $442 in additional advertising costs.

Capital Resources and Liquidity.

As of March 31, 2005, we had $79,102 in cash. Our general and administrative is expected to average $10,500 per month for the next 12 months based upon our projected operating budget. We can currently satisfy less than eight months of operations without receiving additional funds from Mr. King or additional investors.

Our operating activities provided cash of $37,817 in the three months ending March 31, 2005, whereas in the three months ending March 31, 2004 our operating activities provided cash of $39,520. As of March 31, 2005, we had total current assets of $115,531 including cash of $79,102. As of March 31, 2005, our total current liabilities amounted to $47,812.

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

Critical Accounting Policies

King Capital’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, King Capital views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on King Capital’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

KING CAPITAL HOLDINGS, INC.
Registrant

Date: May 18, 2005	By: /s/ Sean King
Sean King
President, Chief Executive Officer,
Chief Financial Officer and
Chief Accounting Officer