Form 10QSB
period 2005-06-30
KING CAPITAL HOLDINGS INC
filed 2005-08-12
CIK 1268238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2005: 33,101,400 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2005 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

PAGES	4 - 5	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$74,655
Accounts receivable, net	12,637
Prepaid expenses	791
Other receivables	23,152
Total Current Assets	111,235

PROPERTY AND EQUIPMENT, NET	29,604

TOTAL ASSETS	$140,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$27,703
Income taxes payable	17,108
Stockholder loans	1,116

TOTAL CURRENT LIABILITIES	45,927

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,101,400 shares issued and outstanding	33,101
Additional paid in capital	(15,422)
Retained earnings	78,233
Less subscription receivable	(1,000)
Total Stockholders’ Equity	94,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,839

See accompanying notes to condensed consolidated financial statements.

KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended June 30, 2005	For The Three Months Ended June 30, 2004	For The Six Months Ended June 30, 2005	For The Six Months Ended June 30, 2004

REVENUE	$213,806	$134,744	$464,147	$276,525

OPERATING EXPENSES
Mortgage application costs and expenses	116,653	53,422	209,832	105,593
Advertising	66,605	16,520	113,946	63,419
General and administrative	33,972	42,127	65,164	77,307
Total Operating Expenses	217,230	112,069	388,942	246,319

INCOME (LOSS) FROM OPERATIONS	(3,424)	22,675	75,205	30,206

OTHER INCOME (EXPENSE)
Interest income		-		3
Interest expense	(174)	-	(174)	-
Total Other Income (Expense)	(174)	-	(174)	3

Income (Loss) Before Provision for Income Taxes	(3,598)	22,675	75,031	30,209

Provision for Income Taxes	(4,845)	3,401	14,062	4,531

NET INCOME (LOSS)	$1,247	$19,274	$60,969	$25,678

Net income (loss) per share - basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	33,101,400	33,101,400	33,101,400	33,101,400

See accompanying notes to condensed consolidated financial statements.

KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,969	$25,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,579	3,290
Changes in operating assets and liabilities:
Accounts receivable	(198)	935
Prepaid expenses	292	682
Other receivables	(23,152)
Accounts payable and accrued expenses	13,457	(16,824)
Payroll taxes payable	(28,942)	-
Income taxes payable	14,062	-
Net Cash Provided By Operating Activities	40,067	13,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,587)	-
Net Cash Used In Investing Activities	(5,587)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on stockholder loan	(1,110)	-
Cash overdraft	-	(3,985)
Net Cash Used In Financing Activities	(1,110)	(3,985)

NET INCREASE IN CASH	33,370	9,776

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,285	6,112

CASH AND CASH EQUIVALENTS AT END OF PERIOD	74,655	$15,888

See accompanying notes to condensed consolidated financial statements.

KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

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

(C) Earnings Per Share

Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2005 and 2004, there were no common share equivalents outstanding.

(D) Income Taxes

For the six months ended June 30, 2005, the Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

(UNAUDITED)

NOTE 2	RELATED PARTY TRANSACTIONS

During 2005, the Company repaid stockholder loans of $1,110. The loans are due on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

We are a provider of traditional mortgage services and we derive our revenues from the brokering of mortgage loans. We charge a fixed processing fee, a credit report fee, a brokerage fee, and an origination fee. We recognize revenues when the loan is closed, at which time we are paid by the lender.

Results of Operations

For the Three Months Ended June 30, 2005 and 2004

Gross revenues increased from $134,744 for the three month period ended June 30, 2004 to $213,806 for the three months period ended June 30, 2005, an increase of $79,062. These revenues were generated from our brokering of mortgage loans. We are not aware of any known trends, events, demands, commitments or uncertainties in our industry that are reasonably likely to have a material impact on our present or future financial condition or operating performance. The increase in revenues is due to a significant increase in marketing and advertising of our services as well as maintaining relationships with and providing support to, existing and new customers. There can be no assurance that our revenues will increase in the future. Accordingly, our ability to maintain or increase revenues will depend in part upon our ability to market and advertise our services to attract new customers. Our net income from operations for the three month period ending June 30, 2004 was $22,675 as compared to net income from operations for the three month period ending June 30, 2005 of ($3,424).

Selling, general and administrative expenses decreased from $42,127 for the three month period ending June 30, 2004 to $33,972 for the three month period ending June 30, 2005. These expenses represent our total operating expenses during this period. The decrease in our total operating expenses was due to the payroll expense and other cost cutting by management. Mortgage expense and application cost expense was $53,422 and $116,653 for the three months ended June 30, 2004 and 2005, respectively an increase of $63,231. The increase was due to the increase in revenue. Advertising expenses were $66,605 and $16,520 for the three months ended June 30, 2005 and 2004, respectively an increase of $50,085 in additional advertising costs which increased our sales during the same period.

For the Six Months Ended June 30, 2005 and 2004

Gross revenues increased from $276,525 for the six month period ended June 30, 2004 to $464,147 for the six months period ended June 30, 2005, an increase of $187,622. These revenues were generated from our brokering of mortgage loans. We are not aware of any known trends, events, demands, commitments or uncertainties in our industry that are reasonably likely to have a material impact on our present or future financial condition or operating performance. The increase in revenues is due to a significant increase in marketing and advertising of our services as well as maintaining relationships with and providing support to, existing and new customers. There can be no assurance that our revenues will increase in the future. Accordingly, our ability to maintain or increase revenues will depend in part upon our ability to market and advertise our services to attract new customers. Our net income from operations for the six month period ending June 30, 2004 was $30,206 as compared to net income from operations for the six month period ending June 30, 2005 of 75,205.

Selling, general and administrative expenses decreased from $77,307 for the six month period ending June 30, 2004 to $65,164 for the six month period ending June 30, 2005. These expenses represent our total operating expenses during this period. The decrease in our total operating expenses was due to the payroll expense and other cost cutting by management. Mortgage expense and application cost expense was $105,593 and $209,832 for the six months ended June 30, 2004 and 2005, respectively an increase of $104,239. The increase was due to the increase in revenue. Advertising expenses were $113,946 and $63,419 for the six months ended June 30, 2005 and 2004, respectively an increase of $50,527 in additional advertising costs which increased our sales during the same period.

Capital Resources and Liquidity.

As of June 30, 2005, we had $74,655 in cash. Our general and administrative is expected to average approximately $5,000 per month for the next 12 months based upon our projected operating budget. We can currently satisfy more than one year of operations without receiving additional funds from Mr. King or additional investors.

Our operating activities provided cash of $40,067 in the six months ending June 30, 2005, whereas in the six months ending June 30, 2004 our operating activities provided cash of $13,761. As of June 30, 2005, we had total current assets of $111,235 including cash of $74,655. As of June 30, 2005, our total current liabilities amounted to $45,927.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

KING CAPITAL HOLDINGS, INC.
Registrant

Date: August 11, 2005	By: /s/ Sean King
Sean King
President, Chief Executive Officer,
Chief Financial Officer and
Chief Accounting Officer