Form 10QSB
period 2005-09-30
KING CAPITAL HOLDINGS INC
filed 2005-11-21
CIK 1268238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 21, 2005: 33,101,400 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2005 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

PAGES	4 - 5	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$18,217
Prepaid expenses	541
Other receivables	22,203
Total Current Assets	40,961

PROPERTY AND EQUIPMENT, NET	27,814

TOTAL ASSETS	$68,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$33,899
Income taxes payable	3,046
Stockholder loans	1,824

TOTAL CURRENT LIABILITIES	38,769

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,101,400 shares issued and outstanding	33,101
Additional paid in capital	(15,422)
Retained earnings	13,327
Less subscription receivable	(1,000)
Total Stockholders’ Equity	30,006

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,775

See accompanying notes to condensed consolidated financial statements.

KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30, 2005	For The Three Months Ended September 30, 2004	For The Nine Months Ended September 30, 2005	For The Nine Months Ended September 30, 2004

REVENUE	$201,409	$191,867	$665,556	$468,392

OPERATING EXPENSES
Mortgage application costs and expenses	156,432	59,033	366,264	164,626
Advertising	92,640	20,149	206,586	83,568
General and administrative	31,305	145,340	96,469	222,647
Total Operating Expenses	280,377	224,522	669,319	470,841

INCOME (LOSS) FROM OPERATIONS	(78,968)	(32,655)	(3,763)	(2,449)

OTHER INCOME (EXPENSE)
Interest income	-	1	-	4
Interest expense	-	-	(174)	-
Total Other Income (Expense)	-	1	(174)	4

Income (Loss) Before Provision for Income Taxes	(78,968)	(32,654)	(3,937)	(2,445)

Provision for Income Taxes	(14,062)	(4,531)	-	-

NET INCOME (LOSS)	$(64,906)	$(28,123)	$(3,937)	$(2,445)

Net income (loss) per share - basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	33,101,400	33,101,400	33,101,400	33,101,400

See accompanying notes to condensed consolidated financial statements.

KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,937)	$(2,445)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	5,369	4,935
Changes in operating assets and liabilities:
Accounts receivable	12,439	(11,455)
Prepaid expenses	542	(549)
Other receivables	(22,203)	-
Accounts payable and accrued expenses	19,653	9,690
Payroll taxes payable	(28,942)	-
Net Cash Provided By (Used In) Operating Activities	(17,079)	176

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,587)	-
Net Cash Used In Investing Activities	(5,587)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan	(402)	-
Cash overdraft	-	(3,985)
Net Cash Used In Financing Activities	(402)	(3,985)

NET INCREASE (DECREASE) IN CASH	(23,068)	(3,809)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,285	6,112

CASH AND CASH EQUIVALENTS AT END OF PERIOD	18,217	$2,303

See accompanying notes to condensed consolidated financial statements.

KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

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

(C) Earnings Per Share

Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2005 and 2004, there were no common share equivalents outstanding.

(D) Income Taxes

For the nine months ended September 30, 2005, the Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

KING CAPITAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 2	RELATED PARTY TRANSACTIONS

During 2005, the Company’s stockholder loaned the Company an additional $402. The loan is due on demand, unsecured and non-interest bearing. As of September 30, 2005, the total outstanding loan is $1,824.

NOTE 3	GOING CONCERN

As reflected in the accompanying financial statements, the Company incurred a loss of $3,937 during the nine months ended September 30, 2005 and continues to experience increased costs for advertising and loan closing costs to generate the same amount of revenue. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to expand its operations into Florida and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

We are a provider of traditional mortgage services and we derive our revenues from the brokering of mortgage loans. We charge a fixed processing fee, a credit report fee, a brokerage fee, and an origination fee. We recognize revenues when the loan is closed, at which time we are paid by the lender.

Results of Operations

For the Three Months Ended September 30, 2005 and 2004

Gross revenues increased from $191,867 for the three month period ended September 30, 2004 to $201,409 for the three months period ended September 30, 2005, an increase of $9,542. These revenues were generated from our brokering of mortgage loans. We are not aware of any known trends, events, demands, commitments or uncertainties in our industry that are reasonably likely to have a material impact on our present or future financial condition or operating performance. The increase in revenues is due to a significant increase in marketing and advertising of our services as well as maintaining relationships with and providing support to, existing and new customers. There can be no assurance that our revenues will increase in the future. Accordingly, our ability to maintain or increase revenues will depend in part upon our ability to market and advertise our services to attract new customers. Our net loss from operations for the three month period ending September 30, 2004 was ($28,123) as compared to net loss from operations for the three month period ending September 30, 2005 of ($64,906).

Selling, general and administrative expenses decreased from $145,340 for the three month period ending September 30, 2004 to $31,305 for the three month period ending September 30, 2005. These expenses represent our total operating expenses during this period. The decrease in our total operating expenses was due to the payroll expense and other cost cutting by management. Mortgage expense and application cost expense was $59,033 and $156,432 for the three months ended September 30, 2004 and 2005, respectively an increase of $97,399. The increase was due to the increase in revenue. Advertising expenses were $20,149 and $92,640 for the three months ended September 30, 2005 and 2004, respectively an increase of $72,491 in additional advertising costs which increased our sales during the same period.

For the Nine Months Ended September 30, 2005 and 2004

Gross revenues increased from $486,392 for the nine month period ended September30, 2004 to $665,556 for the nine month period ended September 30, 2005, an increase of $197,164. These revenues were generated from our brokering of mortgage loans. We are not aware of any known trends, events, demands, commitments or uncertainties in our industry that are reasonably likely to have a material impact on our present or future financial condition or operating performance. The increase in revenues is due to a significant increase in marketing and advertising of our services as well as maintaining relationships with and providing support to, existing and new customers. There can be no assurance that our revenues will increase in the future. Accordingly, our ability to maintain or increase revenues will depend in part upon our ability to market and advertise our services to attract new customers. Our net loss from operations for the nine month period ending September 30, 2004 was ($2,445) as compared to net loss from operations for the nine month period ending September 30, 2005 of ($3,937).

Selling, general and administrative expenses decreased from $222,647 for the nine month period ending September 30, 2004 to $94,649 for the nine month period ending September 30, 2005. These expenses represent our total operating expenses during this period. The decrease in our total operating expenses was due to the payroll expense and other cost cutting by management. Mortgage expense and application cost expense was $164,426 and $366,264 for the nine months ended September 30, 2004 and 2005, respectively an increase of $201,638. The increase was due to the increase in revenue. Advertising expenses were $83,568 and $206,586 for the nine months ended September 30, 2005 and 2004, respectively an increase of $123,018 in additional advertising costs which increased our sales during the same period.

Capital Resources and Liquidity.

As of September 30, 2005, we had $18,217 in cash. Our general and administrative is expected to average approximately $15,000 per month for the next 12 months based upon our projected operating budget. We can not currently satisfy more than one year of operations without receiving additional funds from Mr. King or additional investors.

Our operating activities used cash of ($17,079) in the nine months ending September 30, 2005, whereas in the nine months ending September 30, 2004 our operating activities provided cash of $176. As of September 30, 2005, we had total current assets of $40,961 including cash of $18,217. As of September 30, 2005, our total current liabilities amounted to $38,769.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

KING CAPITAL HOLDINGS, INC.
Registrant

Date: November 21, 2005	By: /s/ Sean King
Sean King
President, Chief Executive Officer,
Chief Financial Officer and
Chief Accounting Officer