Form 10KSB
period 2005-12-31
BTX HOLDINGS INC
filed 2006-05-09
CIK 1268238

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 333-110324

BTX HOLDINGS, INC.

(Name of small business issuer in its charter)

FLORIDA	16-1682307
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1400 Cypress Creek Road, Fort Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)

(954)776-6600

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No ☐

Revenues for year ended December 31, 2005: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2005, was: $29,843,100

Number of shares of the registrant’s common stock outstanding as of May 4, 2006 was: 14,418,600

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Development of Business

We were incorporated on April 24, 2003 under the laws of the State of Florida and we commenced operations for the purposes of evaluating, structuring, and completing a merger with or acquisition of a private company in the mortgage brokerage industry. On September 22, 2003, we acquired all of the outstanding units of King Capital, LLC, an Ohio limited liability corporation in consideration for the issuance of a total of 10,000,000 shares of our common stock to the King Capital, LLC unit holders pursuant to a Unit Purchase Agreement and Share Exchange Between King Capital, LLC and us. Pursuant to the Agreement, King Capital, LLC became our wholly owned subsidiary.

On December 30, 2005 (the “Effective Date”), pursuant to a Stock Purchase Agreement and Share Exchange (the “Agreement”) by and among us; BioTex Holdings, Inc. (“Holdings”) and BioTex Corp, a Florida corporation and wholly owned subsidiary of Holdings (“Biotex”), we purchased all of the outstanding shares of Biotex for a total of 12,837,200 shares of King Capital’s common stock to the Holdings shareholders. Pursuant to the agreement King Capital divested itself of its wholly owned subsidiary, King Capital, LLC, and BioTex became a wholly owned subsidiary of King Capital and King Capital agreed to change its name to BTX Holdings, Inc.

Our Business

Pursuant to the Agreement, King Capital purchased all of the outstanding shares of BioTex for a total of 12,837,200 shares of King Capital’s common stock to the shareholders of Holdings and BioTex became a wholly owned subsidiary of King Capital. The following sets forth the business plan of BioTex:

BioTex Corp. was established in January, 2003 to acquire, develop and deploy technologies from around the world to process plant derived biomass waste, extract the usable fractions, and then utilize or sell those extractions in further secondary processes. Many of these waste streams have traditionally been disposed of either by dumping into landfills or by burning. BioTex has acquired several extraction and separation technologies which can process this waste to derive value added products, such as cellulose, fiber, protein, hemicellulose, lignin, ethanol and others. The uses for these fractions are many, either as sellable products on their own, or for further secondary processing. Our mission is to become the premier global biomass processor by utilizing our various processing technologies, and deriving value added products from their use.

BioTex Corp. has acquired a separation and extraction technology with specific applications to the citrus industry. This Citrus Separation Technology, or “CST”, can process raw citrus biomass waste, such as orange, grapefruit, lemon, lime and tangerine peels and pumice. Because citrus peel begins to ferment immediately after juicing, we will joint venture with existing citrus juicing companies in order make the best use of the peel. The peel will be cut and mixed with water to create slurry. The slurry will then undergo several processes to remove the sugars, in the form of Fermentable Citrus Sugar Syrup (FCSS), and the d-limonene, or citrus oil. The FCSS will then either be sold for use in food production, or where economically feasible, will be utilized in further secondary processing for ethanol production. The d-limonene will be sold to the chemical or perfume industries for use in their products. The remaining solid citrus peel will then be dried, and converted into our proprietary and trademarked CitaSorb and CitraFiber products which are used for pet bedding and litter, citrus flour, food filler, industrial absorbents, pectin production and press cake which is used in food products for human and animal consumption.

We have entered into an agreement to acquire the global exclusive rights to a BioReduction machine, or “BRT” that can process raw biomass waste, such as corn cobs, pineapple plants, rice husks, fruit, wheat, sugar cane, citrus pumice and others. These waste streams are fed into the machine either mechanically by hand, or automatically by conveyor system, and are ground into slurry so that the free water and other liquefied material can be extracted. The slurry is then fed into an extractor mechanism that separates the liquid and solid fractions. The output is in the form of two streams, the first being a nutrient rich liquid which can be used in ethanol production, sold as fertilizer, or disposed of using traditional methods, depending on the composition of the feed stock being used. The second stream consists of the solid waste which has been dehydrated by up to 85% of its original weight and volume. This solid waste stream can then be either sold as animal fodder, disposed of using traditional methods or can be further processed using other methodologies to derive secondary value added products.

BioTex Corp. has also entered into an agreement to acquire the patent for Hypercritical Separation Technology, or “HST”. Time and cost savings are the principal advantages of this type of separation. Due to the fact that acids, enzymes and heat are not required, the processing time is reduced to a matter of minutes creating cost savings. It is a proprietary process in which dry organic or inorganic material is fed into our HST machine where it is separated. The resultant output is separated into the different streams available from the raw material that was input, and is ejected from the HST machine in these fractions.

Patents and Proprietary Protection

BioTex Corp. relies on a combination of patent, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. In May, 2005, the company obtained the exclusive ownership of all of the rights, title and interest in and to the Method and Process Patent Pending #10-694,285, which was filed on October 27, 2003. The patent relates to the separation of various organic streams from citrus waste and all related products. Additionally, we have acquired the CITRASORB trademark (reg. no. 2711964) and CITRAFIBER trademark (reg. no. 2830419).

In December, 2005, we entered into an agreement to acquire the exclusive ownership of all of the rights, title and interest in and to the Method and Process European Patent Pending #5425221.8. The patent relates to the separation of basic elements and molecular components from various organic and inorganic feedstocks. We are particularly sensitive to the protection of trade secrets and require our customers, executives, technical employees, consultants and other parties to execute confidentiality agreements. These agreements prohibit disclosure of confidential information to third parties except in specified circumstances. These agreements also generally provide that all confidential information relating to our business is the exclusive property of BioTex.

Revenue Model

Our business plan contemplates that we may have several revenue streams, consisting of the sale and lease of machinery and the sale of value added products generated through our joint venture partnerships. We will either lease or sell the machinery, or enter into joint venture or strategic partner arrangements in which we will retain an equity interest and create revenue from the sale of products processed with our technology. Our revenue model may require us to obtain substantial additional financing and if we are unable to raise sufficient financing we may need to revise our business model or reduce our expectations.

Potential Applications and Marketing Plan

We are a developmental stage company that is currently implementing our business plan to attempt to become the leader of the biomass separation, extraction and processing industry. We began marketing our services in June 2005. Our business plan is focused on addressing the market opportunities created in the biomass separation and reduction industries. We believe that we can accomplish this by developing innovative ways to satisfy customers’ needs by employing technologies which we have secured from around the world to process biomass (plant derived) waste, extract the useable fractions, and then utilize or sell those extractions in further secondary processes. We believe that the effective implementation of our business plan will result in our gaining market share as the worldwide industry’s best biomass processor by utilizing our various processing technologies, and deriving value added products from their use.

Our processing technology, and those we are under agreement to acquire, fall into two methods to separate the various biomass fractions: wet separation or dry separation. In the single phase process the end products are utilized in their current state. In some cases methods are combined in a multi-phase process to derive secondary value added products. While we are under agreements to acquire several technologies, there can be no guarantee that testing and demonstration will be acceptable to us resulting in our non-acceptance of the technologies.

Applications as a stand alone solution

Upon BioTex Corporation’s acceptance of the technology, the BRT machines will be sold or leased to clients who generate enough biomass waste to realize a cost savings from the utilization of our products. These will include supermarkets, large hotels, catering halls, waste transfer stations, terminal markets and agricultural concerns. These types of users are typically located in larger metropolitan areas and do not generate enough waste to warrant further secondary processing. The smaller BRT machines will be leased to those customers to reduce their waste hauling costs. The BRT machine is scalable, and can be built to suit the particular needs of the client. Components can easily be changed to increase the processing power of the machine should a customer’s needs increase.

Our CST process will be installed on location at the citrus juicing plants we joint venture with. The output of the process will be in the form of three products: d-limonene, FCSS and CitraSorb and CitraFiber, which all can be sold to companies which utilize them for their end products. The chemical and perfume industries use d-limonene, or citrus oil, in their products. CitraSorb and CitraFiber, depending on the final milling, can be utilized by bakeries, pet bedding manufacturers, pectin producers and food processors. Finally, the FCSS can be used by food and beverage manufacturers and as a feedstock for renewable energy producers.

Pending BioTex Corporation’s acceptance of the technology, the HST machines, will be individually utilized in Joint Ventures with producers of biomass waste on a grand scale, most likely agricultural concerns. The biomass waste will be fed into the associated technology, and the useable fractions will be extracted and sold to the appropriate industries based on the composition of the output streams. We also believe that this technology may be used for processing of concentrated mine tailings for the separation of the precious metals from the concentrate. The concentrate could be fed into the machine and the precious metal may be extracted and sold into the commodity markets or end users of such metals.

Applications utilizing several proprietary technologies as a Multi-stage process:

The BRT machine and CST processes can also be utilized as the first part of a multi-stage process. This will only occur in locations where enough waste is generated to warrant more complex processing methodologies. In the first stage, the BRT could remove the free liquid from the biomass and, depending on the makeup of the effluent: The liquid can be disposed in the sewage system or reserved and sold as fertilizer. Additionally, in the first stage, the CST will process citrus peel into the above mentioned products and the oils will be sold and the Fermentable Citrus Sugar Syrups will be utilized for alcohol production or as a feedstock for renewable energy producers. In the second stage, the HST machines would utilize the solid output from both of the above first stage processes. The HST process is capable of separating biomass streams into their fundamental fractions, such as protein, cellulose, hemicellulose, starch, fiber, lignin and others. Each of these fractions can be used in further secondary processes to create other usable and renewable products.

We intend to process the biomass, extract the fractions and then sell the fractions to companies in varied industries for their own processes. As an alternative, we plan to also enter into joint ventures with companies which are desirous of utilizing the HST machines or CST process. BioTex has identified many industries which can benefit from the use of these technologies. It is in these industries that we intend to form joint ventures to install the BRT or CST together with the HST machines. The BRT equipment will prepare the biomass, the CST will prepare the citrus peel for further processing in the HST machine. The HST machine will be stage two, whereas additional usable fractions are extracted. We intend to concentrate its marketing and sales efforts on the following market segments in which we believe that we can achieve penetration.

Agriculture and Organic Product Industries

Upon BioTex Corp.'s acceptance of the technologies ,we intend to lease the BRT equipment to customers such as supermarkets, farms and agricultural processors, waste transfer stations and other industries that create great quantity of biomass. It is in these industries that we intend to form joint ventures to install our CST or the BRT together with the HST machines. The citrus industry, for instance, must dispose of its pumace (seeds, stems, peels and pulp) once the juice is squeezed. This material is high in flavonoids, which can be used in the pharmaceutical and nutraceutical industries, and oils, which can be used in the chemical industry. Rice husks are high in fiber, which is usable in the consumables industry and silica, which is in high demand by the semiconductor industry. The pineapple industry has vast amounts of waste once the fruit has been harvested. This waste is high in fiber and enzymes that can be used for nutraceutical production. The profits that can be realized by selling these extracted products together, with the reduction of waste, will induce these types of industries to implement our technologies.

Nutraceuticals and other Consumables

Our technology has potential application in the nutraceutical and organic consumable industries which are under consideration. For example, the pineapple industry has vast amounts of waste once the fruit has been harvested. This waste is high in fiber and enzymes that can be used for nutraceutical production. The fiber may also be used as a renewable feedstock for paper production. Another example is evident in the sugar industry. Once products are extracted from the sugar cane, the remaining product, or bagasse, is traditionally burned. Our technologies would allow the extraction of additional sugar products, lignin, an industrial fuel source, and fiber. Our technology could also have application in the market for both livestock and domestic pets. The technology allows the feed products, derived from a variety of raw materials, to be tailored to the specific nutritional requirements of each different type of animal. Primarily, our intended customers are relatively large processors of human and animal feed. While we have had significant discussions with a number of these potential customers, selling to these companies involves a relatively long sales cycle with significant due diligence and testing on the part of the customers.

Renewable Energy

Our process could have significant applications in the biomass waste-to-ethanol industry. This industry includes corn, stover, bagasse, citrus and other associated waste streams. Our process allows us to convert solid waste into starch or cellulose and other consumable nutrients. Starch or cellulose could be employed as feedstock in ethanol plants producing ethanol. Given the optimal nature of the waste feedstock created by our technology, the productivity of the ethanol fermentation process can be significantly improved. Our technology offers environmental benefits by utilizing waste materials that would otherwise be left to rot in the fields, contributing to carbon dioxide emissions. Corn growers can utilize our technologies to process their waste to make a more efficient feedstock for ethanol production. The citrus industry must dispose of its pomace (seeds, stems, peels and pulp) once the juice is squeezed. This material is high in cellulose and sugar, which is used for ethanol production.

Upon BioTex Corporation's acceptance of the technology, the BRT machines can reduce the cost of hauling waste by over 50% by eliminating half of the weight and volume of the waste that generators are sending to the landfills. The substantial cost savings combined with corporate policies to become more environmentally responsible help ensure that companies will want to lease these machines.

Manufacturing

Currently, we do not manufacture any products. Our intention is to outsource the manufacturing and assembly to other qualified firms. Depending on business we may sub-contract with manufacturing firms to undertake the assembly of our machines on our behalf. At this time we have not entered into any agreements or negotiations with manufacturing firms to undertake assembly for our machines.

Employees

We currently have a total of three employees, all of whom are full time employees and dedicated to administration, engineering or sales. Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We expect to increase the number of employees by hiring additional engineers, sales people, executives and other support personnel once we have successfully completed our financing. We have not identified such employees nor had any discussions with potential candidates. We believe that our relations with our employees are good.

Competition

We compete in a newly developing niche market in the waste processing industry and to our knowledge there are no other businesses that possess all of the technologies we have acquired, or are under agreement to acquire. However, some businesses possess an ability to do some parts of the processes we will incorporate into our technologies. There are numerous methods of increasing raw material yields, however, and we will need to show attractive benefits and cost-savings to our customers in order to compete effectively. As the market for processing biomass (plant derived) waste, extracting the usable fractions, and utilizing or selling those extractions in further secondary processes grows, we believe that the range of companies involved in the biomass waste industry will increase their efforts to develop products and services that will compete with our products and services.

Our competitive advantages:

The cost savings and additional profit our client companies can realize by utilizing BioTex’s technologies are substantial. The increases to the bottom line are coming from the processing of waste, which is currently very costly to dispose of and causes undue harm to the environment. In addition, our technologies, and those we intend to acquire, will be of great benefit to our customers:

1.

BRT machines take up a small amount of floor space and companies that implement the BRT machine solely for waste reduction may see their waste costs reduced by more than 50% due to the fact that the BRT machine may be able to reduce their waste by more than 50% by weight and volume

2.	They require few changes to current procedures for waste handling

3.

Upon BioTex Corporation's acceptance of the technology, the BRT machines can reduce the cost of hauling waste by over 50% by eliminating half of the weight and volume of the waste that generators are sending to the landfills. The substantial cost savings combined with corporate policies to become more environmentally responsible help ensure that companies will want to lease these machines.

4.

While our customers will have to dedicate staff members who will be responsible for operation of the machines or processes, the ease of use will not require individuals with any more than manual labor skills, thus keeping the costs of operation low.

Our competitive disadvantages:

We are competing in a newly developing new niche market in the waste processing industry and believe to have the following competitive disadvantages or barriers to entry:

5

1.

Part of our business model relies on joint venturing. Therefore, joint venture partners must be found. Many mature industries are reluctant to implement a new technology or process, regardless of the cost savings or profit potential that can be demonstrated. We anticipate, however, that through the demonstration of the process at our pilot plant facility, we will be able to gain market share. The high costs associated with the construction of processing facilities are also traditionally included in barriers to entry. Our CST plants will be custom designed for the quantity of waste that is being processed. These plants will cost several million dollars at the low end, and into the tens of millions for more ambitious projects. We intend to finance the costs of construction through capital contributions and equity sales of the Joint Venture company that will be formed for each endeavor, as well as through commercial lending sources such as commercial and investment banks.

2.

Another part of our business model involves building machines to order, and leasing them to our customers. Our potential customers’ lack of recognition or acceptance of a new technology or methodology for the handling of waste. We anticipate, however, that through demonstration of the substantial cost savings available to potential customers, we will be able to gain market share. Costs of production are also traditionally included in barriers to entry. Our initial models project that we will assume the financial costs of producing the machines. We intend to accomplish this by financing the machines through commercial sources such as banks and equipment financing firms. By financing the construction of the machines, and then leasing them to our customers, we can create a positive cash flow from the day the machines are delivered.

ITEM 2.	DESCRIPTION OF PROPERTY

Our executive offices are located at 1400 Cypress Creek Road, Fort Lauderdale, Florida. We believe that this space is sufficient and adequate for our current business needs and as business warrants we may expand into a different location. Currently, the only business engaged in at such office is daily administration, sales and management.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Public Market for Common Stock

Our common stock is currently traded on the OTC Bulletin Board under the symbol “BTXO.” Our common stock has been quoted on the OTC Bulletin Board since July 26, 2005. The following table sets forth the range of high and low bid quotations for the last 31 days of calendar year 2005 and for the first quarter of calendar year 2006 up to May 4, 2006. These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

YEAR	QUARTER	HIGH	LOW

2005	Third – Forty-seven (47) trading days in the third quarter of 2005 subsequent to the Company's listing on the OTC Bulletin Board on July 26, 2005	$0.10	$0.10
2005	Fourth	$1.01	$0.10
2006	First	$3.65	$1.69

Holders

As of May 4, 2006, we had approximately 207 shareholders of record. Such shareholders of record held 14,418,600 shares of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

Securities sold within the past three years without registering the securities under the Securities Act:

In April 2003 we issued 1,000,000 shares to Sean King in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). Such shares were issued to Sean King as founders shares as compensation for payment of cash in the amount of $1,000.00 based on the par value of the stock. On September 26, 2003, our directors and shareholders approved a 3-1 forward split of our outstanding common shares increasing the amount of shares owned by Mr. King to 3,000,000.

In September 2003, we issued a total of 10,000,000 shares of our common stock to Sean King and Shelley Goldstein pursuant to the Stock Purchase Agreement and Share Exchange between us and King Capital, LLC. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. On September 26, 2003, our directors and shareholders approved a 3-1 forward split of our outstanding common shares increasing the amount of shares owned by these shareholders to 30,000,000 shares.

On December 30, 2005, we issued a total of 12,837,200 shares of our common stock to the shareholders of BioTex Holdings, Inc. pursuant to the Stock Purchase Agreement and Share Exchange between us and BioTex Holdings, Inc. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

Stock Option Grants

Mr. Robert Allen Jones has the option to purchase 300,000 shares of our common stock at an exercise price of $5.00 per share for a period of three years which shall expire on May 16, 2008, pursuant to BioTex Corp.s Agreement to purchase the exclusive global license to the Citrus Separation Technology.

Mr. Silverman received options to purchase 1,000,000 shares of our common stock in the following quantities and at the following exercise prices: 200,000 shares at $2.50; 200,000 shares at $3.75; 200,000 shares at $5.00; 200,000 shares at $7.50 and 200,000 shares at $10.00. All options shall expire on December 31, 2015.

There are no other options to purchase our securities outstanding. We may in the future establish an incentive stock option plan for our directors, employees and consultants.

Equity Compensation Plan Information

The following table sets forth certain information as of May 4, 2006, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

ITEM 6.	MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward- looking statements.

Plan of Operations

Our plan of operations for the next twelve months is focused on the following primary objectives.

1.	Complete testing and close on contracts for technologies currently under agreements

2.	Raising capital through private debt or equity offerings;

3.	Find additional customers to purchase or lease machinery from us or enter into joint venture or strategic partner arrangements

4.	Assemble new facilities to operate and demonstrate our technologies

5.	Implement Sales & Marketing of value added products derived from our technology

6.	Further develop and enhance our technology; and continue research and development for new applications of existing technologies and seek out new technologies

We intend to complete the following objectives within the time period specified:

New Facilities

We intend to finance the development of several new facilities and have such facilities in operation during 2006. These will be on-site locations owned, leased and/or operated by BioTex, where we will joint venture with existing operations to process wet citrus peel into specific products. We intend to build a pilot facility in Florida, and additionally we intend to build facilities in Belize and California. We intend to open our pilot plant in Florida in the third quarter of 2006. This will be a pilot plant and we estimate the cost of equipment to be $50,000 which will be financed internally. The estimated cost is $18.5 million to assemble the aforementioned facilities to become fully operational. We intend to finance these costs under the following cost and time projections; 3rd Quarter 2006, Belize $11 Million, California $5 Million and expand the Florida operation, $2.5 million, 2nd Quarter 2007, expand Belize facilities at an estimate of $6 Million.

Sales Marketing

All sales will initially be generated through direct sales with three internal employees: We are in preliminary talks with several customers, although no contracts have been consummated for the leasing of our machines. Sales and marketing expenditures are budgeted at $75,000 for the next twelve months. Our sales success depends on the following fundamental points:

1.	Demonstrating proof of our technology and its applications for producing value added products

2.	Providing increased cost savings and profit

3.	Introducing and educating customers on our technology and our processes

We will initially focus our marketing efforts on establishing joint ventures that will utilize our CST and pending completion of the acquisition, our HST technologies for the processing of biomass waste streams, as well as leasing individual BRT machines:

1.               Joint ventures utilizing our CST and HST technologies. In August, 2005, we entered into an agreement with Citrus Products of Belize, Ltd. to form a joint venture company which will use our CST technology for the processing of citrus peel waste in Belize. We will continue to market our technologies through this model to citrus juice producers, pineapple, rice, grain, corn and sugar cane grower cooperatives, as well as continue to develop new markets that may use our technologies. Through these joint ventures, value-added products will be generated, and as a result, we will also focus our marketing efforts on the sale of these products. We have identified several markets for these products, such as the chemical and perfume industries, paper producers, animal and human consumable manufacturers, nutraceutical and pharmaceutical companies and ethanol producers. We will focus our efforts on marketing our value-added products to these industries.

On August 16, 2005, we entered into an agreement to form a Joint Venture Company, BTX Citrus Belize, Ltd., along with Citrus Products of Belize, Ltd (CPBL). BTX Citrus Belize will be formed with the purpose of constructing a citrus peel processing facility utilizing BioTex’s CST technology. CPBL will contribute land, building and citrus peel to BTX Citrus, and BioTex will arrange for funding, provide the technology, oversee construction of the plant, operate the plant, and sell the products the plant generates. CPBL will own 35% of the joint venture and BioTex will own 65%. The plant is expected to cost approximately $11 million.

On December 27, 2005 we reached an agreement with Smart Assets, LLC, pursuant to which, after successful demonstration of our technology, we will form a joint venture company with Smart Assets to process precious metals and mineral mine tailings. The joint venture will seek out mining operations that generate metals rich waste that can be processed using our HST technology. Upon successful testing, Smart Assets will pay us $750,000 for a 49.9% ownership interest in the joint venture that will be formed. Additionally, Smart Assets has stakes in several mining operations in the Western United States which will become the first sites to install the HST machines for precious metals processing. We have not yet successfully demonstrated our technology to Smart Assets, LLC. We intend to do so during the 2nd or 3rd quarter of 2006.

On December 29, 2005, we terminated our agreement with Mastercraft Ltd. dated May 31, 2005. The agreement contemplated the acquisition of the rights, title and interest to its MST technology at a cost of $3 million and 6,500,000 shares of common stock of BioTex. The agreement was terminated when Mastercraft defaulted on the terms of the agreement and both Mastercraft and BioTex signed mutual releases of liability. Upon termination, the 6,500,000 shares being held in escrow were returned to the treasury.

On December 29, 2005, we entered into an agreement with Dexion International, Ltd to acquire all rights and interest in its patent application number 5425221.8 for Hypercritical Separation Technology that was filed with the European Patent Office on April 15, 2005. Upon successful testing, the rights, title and interest to the technology are being acquired buy us at a cost of $2.5 million and 5,800,000 shares of common stock. Additionally, pending successful testing of the technology, we have agreed to acquire Dexion’s HST machine for $500,000 and to establish a research and development facility for the technology. Finally, upon closing of this transaction, we will pay a fee of 500,000 shares of common stock to an individual that introduced the business opportunity to the Company. The technology has not yet been demonstrated to our satisfaction and we have not closed on the transaction. We intend to continue testing and intend to close on this transaction by the 3rd Quarter of 2006.

We are also currently in negotiations with a juicing facilities located in Southern California and Florida to construct CST processing plants at their respective facilities. BioTex will form joint venture companies which will own and operate the plants. The joint venture partners will contribute citrus peel and possibly land and/or buildings to the joint ventures, and we will arrange for the funding, will provide the technology, oversee construction of the plants, operate the plants and sell the value added products that are produced. It is anticipated that the plants will cost approximately $5 million and $2.5 million respectively.

We account for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. A 100% or $500,000 impairment charge was recorded for the Citrus Separation Technology acquired during the year as it was determined by management that the future value was impaired.

2                  BRT machines in the large urban areas of the United States. Upon BioTex Corporation's acceptance of the technology, we will market the BRT machines to supermarkets, produce distributors, waste transfer stations and commercial bakeries in urban areas which have waste disposal problems. Future business will be derived by marketing to farms and other large-scale commercial generators of organic waste. The BRT machine will initially be built in three sizes. It is our intention to build these machines and then lease them to our customers. We intend to focus only on a niche market of the waste industry, not unlike the current recycling industry. It is our intent to become the premier supplier of equipment for the collection and disposal of biomass (plant-derived material) streams from commercial and industrial sources. To that end, we will market our three sizes of machines to commercial industries as appropriate. Initially, we will focus on companies that generate medium sized biomass streams. Examples include waste transfer stations and institutional re-packagers of vegetable products, such as suppliers to the airline and hospitality industries, large produce markets, terminal markets and produce distributors.

We intend to implement a sales & marketing plan for value added products derived from our technology. In addition to direct sales, we have currently secured a domain name, BioTexcorp.com, and during the first quarter of 2006, launched a web-site for Sales and Marketing purposes and explaining our processes and the various aspects of our business. The value added products we intend to derive for sale from our technology for sale are represented below:

a.	Cellulose can either be sold to the paper industry, or can be used to create ethanol, a renewable energy source
b.	Hemicellulose can be converted into xylose, which is the basis for a new sweetener, and can also be used in the manufacture of paper
c.	Lignin is an industrial fuel, usually used to provide energy to industrial plants

d.	Starch can also be used in ethanol production and well as in food production
e.	Fiber is used in the nutraceutical industry, as well as in the food industry
f.	Pectin is used in the food, pharmaceutical and nutraceutical industries
g.	Protein is used in the food, nutraceutical and pharmaceutical industries

Research & Development

We intend to devote time and financial resources to research and development activities to develop additional products and services. Research and development expenditures are budgeted at $120,000 for the next twelve months. There is no assurance that we will successfully develop these products or services, or that competitors will not develop products or services sooner or products or services that are superior to our product or service offerings.

As part of our agreement with Dexion International, Ltd., pending successful testing, we will purchase the existing HST machine at a cost of $500,000 and establish a research and development center during the third quarter of 2006, where the machine will be used for testing the marketing applications specific to the HST machine’s processing of organic and inorganic waste streams. Additional uses for the machine will also be developed through the continual testing of newly contemplated feed stocks. Our research and development will be focused on the following initiatives:

1.	Seeking out new technologies
2.	Develop new applications for existing technologies
3.	Develop other uses for output from our machines
4.	Develop new ways to market our products

Administrative Costs

We do expect to hire several employees for sales, engineering, administrative and finance support staff as necessary. We anticipate employee recruiting and training to cost $24,000 over the next twelve months.

Completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

We anticipate that our operational as well as general and administrative expenses for the next 12 months will total $24,189,000. The breakdown is as follows:

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan. In the event we are not successful in reaching our initial revenue targets, additional funds may be required and we would then not be able to proceed with our business plan for the development and marketing of our core products and services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we could incur operating losses in the foreseeable future.

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no operations, a stockholders’ deficiency of $152,582, and a working capital deficiency of $164,444 and used cash in operations from inception of $701,705. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

Our audited balance sheet as of December 31, 2005 reflects assets of $38,847 consisting of cash of $19,944, prepaid expenses of $7,041 and property and equipment of $11,862 and total liabilities of $191,429 consisting of accounts payable and accrued expenses of $39,096, an amount of $142,000 due to related parties, and notes payable of $10,333.

Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. Current cash on hand is insufficient to support our operations for the next twelve months. Therefore, we will require additional funds to continue to implement and expand our business plan during the next twelve months.

Critical Accounting Policies

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the report of auditors, are as follows:

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005

PAGE	3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004(RESTATED) AND FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) (RESTATED) TO DECEMBER 31, 2005

PAGE	4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO DECEMBER 31, 2005

PAGE	5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004(RESTATED) AND FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) (RESTATED) TO DECEMBER 31, 2005

PAGES	6 - 16	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

BTX Holdings, Inc. and Subsidiary

(a development stage company)

We have audited the accompanying consolidated balance sheet of BTX Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the year then ended and for the period from January 8, 2003 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 2004 were audited by other auditors whose report dated March 24, 2005 on these statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the period from January 8, 2003 (inception) to December 31, 2005 in so far as they relate to amounts for the period through December 31, 2004, are based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2005 and the results of its operations and its cash flows for the year then ended and for the period from January 8, 2003 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has a net loss of $1,250,794, a negative cash flow from operations of $609,379, a working capital deficiency of $164,444 and a stockholders’ deficiency of $152,582. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

April 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

BioTex Corporation (f/k/a YB Holdings, Inc.) and Subsidiary

We have audited the accompanying statements of operations, stockholders’ deficiency equity and cash flows of BioTex Corporation (f/k/a YB Holdings, Inc.) and Subsidiary for the year ended December 31, 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Pubic Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of BioTex Corporation (f/k/a YB Holdings, Inc.) and Subsidiary referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 11 to the financial statements, the Company has incurred significant recurring losses from operations since inception. This condition raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the consolidated financial statements have been re-stated.

/s/ JEWETT SCHWARTZ & ASSOCIATES.
Certified Public Accountants

Hollywood, Florida

March 24, 2005 except for Note 2
as to which the date is April 12, 2006

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2005

ASSETS

CURRENT ASSETS
Cash	$19,944
Prepaid expenses	7,041
Total Current Assets	26,985

Property and Equipment, net	11,862

TOTAL ASSETS	$38,847

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$39,096
Notes payable- related parties	142,000
Notes payable, net of discount of $5,114	10,333
Total Current Liabilities	191,429

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,503,600 shares issued and outstanding	6,503
Additional paid in capital	1,194,377
Accumulated deficit during development stage	(1,353,462)
Total Stockholders’ Deficiency	(152,582)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$38,847

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		For The Period From January 8, 2003 (Inception) to December 31, 2005 (Restated)
	2005	2004
		(Restated)
OPERATING EXPENSES
Consulting fees	$163,360	$35,300	$198,660
Management fees - related party	79,000	5,000	84,000
Professional fees	104,239	25,000	129,239
Research and development	74,925	22,000	96,925
Stock compensation expense	30,000	-	30,000
Impairment of technology	500,000	-	500,000
General and administrative	221,248	27	221,275
Total Operating Expenses	1,172,772	87,327	1,260,099

LOSS FROM OPERATIONS	(1,172,772)	(87,327)	(1,260,099)

OTHER INCOME (EXPENSE)
Interest expense	(7,227)	(1,136)	(8,363)
Financing fees	(70,795)	(14,205)	(85,000)
Total Other Income (Expense)	(78,022)	(15,341)	(93,363)

LOSS BEFORE PROVISOIN FOR INCOME TAXES	(1,250,794)	(102,668)	(1,353,462)

Provision for Income Taxes	-	-	-

NET LOSS	$(1,250,794)	$(102,668)	$(1,353,462)

Net loss per share - basic and diluted	$(0.30)	$(0.03)	$(0.40)

Weighted average number of shares outstanding during the period - basic and diluted	4,153,231	3,149,200	3,351,243

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’ DEFICIENCY

FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO DECEMBER 31, 2005

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, January 8, 2003 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of founders stock	-	-	3,149,200	3,149	(1,149)	-	2,000

Net loss, 2003	-	-	-	-	-	-	-

Balance, December 31, 2004 (Restated)	-	-	3,149,200	3,149	(1,149)	-	2,000

Beneficial conversion on convertible debt	-	-	-	-	85,000	-	85,000

Net loss, 2004	-	-	-	-	-	(102,668)	(102,668)

Balance, December 31, 2004	-	-	3,149,200	3,149	83,851	(102,668)	(15,668)

Sale of common stock for cash	-	-	623,000	623	622,377	-	623,000

Stock issued to acquire technology	-	-	500,000	500	499,500	-	500,000

Common stock issued for reverse merger	-	-	565,000	565	(565)	-	-

Common stock issued for reverse merger	-	-	33,101,400	33,101	(33,101)		-

Repurchase and cancellation of common stock			(31,475,000)	(31,475)	(18,525)	-	(50,000)

Common stock issued for financing fees on note payable	-	-	10,000	10	9,990	-	10,000

In-kind contribution of management services	-	-	-	-	880	-	880

Common stock issued for legal services	-	-	30,000	30	29,970	-	30,000

Net loss, 2005	-	-	-	-	-	(1,250,794)	(1,250,794)

BALANCE, DECEMBER 31, 2005	-	$-	6,503,600	$6,503	$1,194,377	$(1,353,462)	$(152,582)

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For The Period From January 8, 2003 (Inception) to December 31, 2005 (Restated)

	For The Year Ended December 31, 2005	For The Year Ended December 31,2004 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,250,794)	$(102,668)	$(1,353,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	30,000	-	30,000
Depreciation expense	3,489	-	3,489
Accretion of debt discount	71,128	14,205	85,333
Impairment of technology	500,000	-	500,000
In-kind contribution of services	880	-	880
Changes in operating assets and liabilities:			-
Increase in prepaid expenses	(2,041)	(5,000)	(7,041)
Accounts payable and accrued expenses	37,959	1,137	39,096
Net Cash Used In Operating Activities	(609,379)	(92,326)	(701,705)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,351)	-	(15,351)
Net Cash Used In Investing Activities	(15,351)	-	(15,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	10,000	15,000	25,000
Repayments of notes payable	(15,000)	-	(15,000)
Proceeds from notes payable - related party	57,000	-	57,000
Proceeds allocated to beneficial conversion	-	85,000	85,000
Repurchase and retirement of treasury stock	(50,000)	-	(50,000)
Proceeds from issuance of common stock	633,000	2,000	635,000
Net Cash Provided By Financing Activities	635,000	102,000	737,000

NET INCREASE IN CASH	10,270	9,674	19,944

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,674	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,944	$9,674	$19,944

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-	$-

Cash paid for interest expense	$-	$-	$-

			-

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization

BTX Holdings, Inc. f/k/a King Capital Holdings, Inc. was incorporated under the laws of the State of Florida on April 24, 2003.

BioTex Corporation (f/k/a YB Holdings, Inc.) (a development stage company), established in 2003 to develop and employ technologies from around the world to process biomass (plant derived) waste, extract the usable fractions, and then utilize or sell those extractions for varied applications or in further processes.

Activities during the development stage include developing the business plan, acquiring technology and raising capital.

Pursuant to a share purchase agreement, dated December 30, 2005, BioTex Corporation, consummated an agreement with BTX Holdings, Inc., pursuant to which BioTex Corporation, exchanged all of its 12,837,200 then issued and outstanding shares of common stock for 12,837,200 shares or approximately 89% of the common stock of BTX Holdings, Inc.. This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, BioTex Corporation, is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of BioTex Corporation, with the net assets of BTX Holdings, Inc. deemed to have been acquired and recorded at its historical cost. The statements of operations include the results of BioTex Corporation for the years ended December 31, 2005 and 2004 and for the period from January 3, 2003 (inception) to December 31, 2005.

BTX Holdings, Inc. and BioTex Corporation are hereafter referred to as (the “Company”).

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

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(C) Consolidation

The accompanying 2005 consolidated financial statements include the accounts of BTX Holdings, Inc (from December 30, 2005) and its 100% owned subsidiary BioTex Corporation. The accompanying 2004 consolidated financial statements include the accounts of BioTex Corporation. All inter-company accounts have been eliminated in the consolidation.

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2005 and 2004, the Company did not have any balances that exceeded FDIC insurance limits.

(E) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

(F) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2005 and 2004, the Company has a net operating loss carryforward of approximately $853,268 and $102,668 respectively, available to offset future taxable income through 2025. The valuation allowance at December 31, 2005 and 2004 was $321,158 and $38,634, respectively. The net change in the valuation allowance for the year ended December 31, 2005 was an increase of $282,524.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(G) Stock-Based Compensation

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock warrants issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock warrants at the grant date using the Black-Scholes option pricing model.

During the year ended December 31, 2005, the Company granted 1,000,000 options to it’s President with the following terms; 200,000 shares at $2.50, 200,000 at $3.75, 200,000 at $5.00, 200,000 at $7.50 and 200,000 at $10.00. All options expire December 31, 2015.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: dividend yield of zero; expected volatility of 1%, risk-free interest rate of 3.5%; expected life of 5 years.

dividend yield of zero; expected volatility of .001%, risk-free interest rate of 3.5%; expected life of 5 years.

		2005
Net loss available to common stockholder’s	As Reported	$(1,250,794)
	Proforma	$(1,250,794)

Basic and Diluted loss per share	As Reported	$(0.30)
	Proforma	$(0.30)

A summary of the status of the Company’s stock options as of December 31, 2005 and the changes during the year ended is presented below:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	--	$--
Granted	1,000,000	5.75

Outstanding at December 31, 2005	1,000,000	$5.75

Options exercisable at December 31, 2005	1,000,000

Weighted average exercise price of options granted to employees
during period ended December 31, 2005	$5.75

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2005 and 2004, common share equivalents were anti-dilutive and not used in the calculation of diluted net loss per share.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. A 100% or $500,000 impairment charge was recorded for the Citrus Separation Technology acquired during the year as it was determined by management that the future value was impaired.

H) Fair Value of Financial Instruments

The carrying amounts of the Company’s accounts payable, accrued expenses, notes payable related party, notes payable and deferred compensation approximate fair value due to the relatively short period to maturity for these

instruments.

(I) Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities (VIE),” (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN No. 46R did not have a material impact on the Company’s financial position, results of operations or cash flows as the Company does not have any VIEs.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs -- an amendment of ARB No. 43, Chapter 4”(“SFAS 151”) This statement clarifies the criteria of “abnormal amounts” of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company July 1, 2005. The Company is currently in the process of determining the impact of this statement on the Company’s financial statements.

In December 2004, the FASB issued SFAS no. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this statement on the financial statements.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a)

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The guidelines of this statement are not applicable to the Company.

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE 2	RESTATEMENT

The company has restated its 2004 financial statements to give effect to the beneficial conversion feature on its convertible debt. Accordingly, debt discount, additional paid in capital and financing fees have been restated to give effect to the $85,000 of debt discount and the $14,205 of amortization associated the debt discount. Accordingly, debt discount, additional paid in capital and financing fees, net loss and earning per share have been restated to give effect to the recording of the beneficial conversion feature.

The following table summarizes the effects of the restatement on the Company’s consolidated financial statements as of December 31, 2004:

	As Reported	As Restated
Consolidated Balance Sheet:

Debt discount	$-	$(70,795)

Additional paid in capital	$830	$85,300

Total Stockholders’ Equity	$(85,326)	$(15,668)

Income Statement:

Financing costs	$-	$14,205

Net loss	$(87,326)	$(102,688)

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 were as follows:

Computer	$15,351
Less accumulated depreciation	(3,489)

$11,862

During the years ended December 31, 2005 and 2004, and the period January 8, 2003 (Inception) to December 31, 2005 the Company recorded depreciation expense of $3,489, $0 and $3,489, respectively.

NOTE 4	PURCHASE OF INTELLECTUAL PROPERTY

During January 2005, the Company entered into an agreement with BioReduction Technology, LLC, pending the Company’s acceptance of a working prototype. Whereby the Company has the right to acquire an exclusive license to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the bio reduction technology and any improvements to such technology throughout the entire world. In exchange for the aforementioned license, the Company has agreed to issued 1,500,000 shares of common stock valued at $1,500,000 the fair market value on the agreement date and an option to purchase 300,000 additional shares of common stock, which will be exercisable at a price of $5.00 per share. As of December 31, 2005 the Company has not received a working prototype and has not closed on the agreement.

During May 2005, the Company entered into an agreement with an individual who is the sole inventor of and holds all the rights, title, and interest in a pending patent for citrus separation technology, whereby the Company has been assigned the pending patent and the right to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the citrus separation technology and improvements to such technology throughout the entire world. In exchange for the aforementioned pending patent, the Company issued 500,000 shares of common stock valued at $500,000, the fair market value on the agreement date and an option for the purchase of 300,000 additional shares of YB common stock, exercisable at a price of $5.00 per share. The options were valued based on the Black-Scholes model with the following assumptions as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate of 4.25%, and expected warrant life of one year. The Company also agreed to share a certain percentage of profits derived from sales. As the Company has yet to determine the commercial feasibility of this technology, it has elected to fully impair the value of it.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

During May 2005, the Company entered into an agreement with Mastercraft Corporation Limited, a private company organized and in good standing pursuant to the laws of the United Kingdom whereby the Company has been assigned all the machinery, processes, hardware, software, systems, subsystems, and components embodied in or relating to molecular separation technology (“MST”) and any future model or generation. In exchange for the aforementioned assignment, the Company agreed to issue 6,500,000 shares of common stock valued at $6,500,000. In December 2005 the Company cancelled this agreement and the shares were not issued.

On December 29, 2005, we entered into an agreement with Dexion International, Ltd to acquire all rights and interest in its patent application number 5425221.8 for Hypercritical Separation Technology that was filed with the European Patent Office on April 15, 2005. Upon successful testing, the rights, title and interest to the technology are being acquired buy us at a cost of $2.5 million and 5,800,000 shares of common stock. Additionally, pending successful testing of the technology, we have agreed to acquire Dexion’s HST machine for $500,000 and to establish a research and development facility for the technology (See Note 1(J)).

NOTE 5	NOTES PAYABLE

Notes payable	$20,000
Discount	(9,667)

Balance	$10,333

The Company borrowed $20,000 from an investor. The note is due two months from the date of issuance and bears interest at a rate of 15%. The Company issued the note holder 10,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $10,000. The value is being amortized over the term of the note. At December 31, 2005 the Company recorded a discount on the notes of $9,667.

NOTE 6	NOTES PAYABLE – RELATED PARTIES

During 2004, the Company issued a one-year 10% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.25 per share. The Company recorded financing fees for the beneficial conversion feature for the year ended December 31, 2005, 2004 and the period January 8, 2003 (Inception) to December 31, 2005 of $70,795, $14,205 and $85,000 respectively. Principle and accrued interest is due December 31, 2006.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

On December 28, 2005, the officer, director and shareholder loaned the company $40,000 at a rate of 10% per annum. The principle and interest are due on December 31, 2006.

On December 27, 2005, the Company borrowed $15,000 from a related party. The note is due twelve months from the date of issuance and bears interest at a rate of 10%.

NOTE 7	JOINT VENTURE

On August 15, 2005, the Company entered into an agreement with the Citrus Products of Belize Limited (“CPBL”). Pursuant to the Agreement, the Company and CPBL formed a joint venture named BTX Citrus Belize, Ltd. (“BTXC”) for the purpose of building a plant in Belize for waste peel processing. Pursuant to the terms of the Agreement, the Company will own 65% and CPBL will own 35% of the joint venture company. As of December 31, 2005 the joint venture has not been formed.

The parties have agreed that the Net Profits generated by BTXC, minus a working capital reserve to be determined by the BTXC board of directors, shall be distributed on a quarterly basis on the same percentage basis as each party’s equity ownership. For the purpose of this Agreement, Net Profits has been defined as Gross Revenues from the sale of finished products less all associated costs of operation, including, but not limited to, salaries and wages, utilities, commissions, SG&A, royalties and debt service. An additional 20% of the Net Profits will be retained to establish a sinking fund in order to retire the debt incurred in building the plant until such time that the debt is retired.

NOTE 8	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued to Founders

During January 2003 the Company issued 3,149,200 shares of common stock to founders for a capital contribution of $2,000.

(B) Common Stock Issued for Cash

In 2005, the Company sold a total of 623,000 shares of common stock to 22 individuals for cash of $623,000 ($1.00 per share).

(C) Common Stock Issued for Services

In December 2005 the Company issued 30,000 shares of common stock with a fair market value of $30,000 for legal services.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(D) Common Stock Issued for Financing Fees

In December 2005 the Company issued 10,000 shares of common stock with a fair market value of $10,000 for financing fees in relation to a note payable(See Note 4).

(E) Common Stock Issued for Technology

The Company issued 500,000 shares of common stock with a fair value of $500,000 and 300,000 warrants during 2005, at an exercise price of $5.00 per share for the purchase of intellectual technology. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 1%, risk-free interest rate of 4.25%, and expected warrant life of one year. The value was immaterial at the grant date.

(F) Capital Contribution

In December, 2005 the Company’s CEO elected to forgo $880 of amounts owed to him for management fees. This amount has been recorded as in-kind contribution of services at December 31, 2005

(G) Reverse Mergers

On June 9, 2005, pursuant to the Stock Purchase Agreement and Share Exchange, the Company issued a total of 565,000 shares of the Company’s common stock to the shareholders of Capital Ventures I.

On December 30, 2005 pursuant to the Stock Purchase Agreement and Share Exchange, the Company issued a total of 33,101,400 shares of the Company’s common stock to the shareholders of BTX Holdings, Inc. simultaneous with the Stock Purchase Agreement and Share Exchange, the Company purchased and retired a total of 31,475,000 shares of its common stock for $50,000 from a former shareholder of King Capital.

(H) Shares in Escrow

During 2005, 5,800,000 shares of common stock were issued into escrow pending the acceptance of the Agreement between the Company and Dexion International Ltd. to acquire the right to Hypercritical Separation Technology. As at April 27, 2006 the Company has not completed the transaction with Dexion and the shares remain in escrow.

During 2005, 1,500,000 shares of common stock and 300,000 warrants with an exercise price of $5.00 were issued into escrow pending the acceptance of the Agreement between the Company and Bio Reduction Technology, LLC to acquire the license to their Bio Reduction Technology. As at April 27, 2006 the Company has not completed the transaction

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

with Bio Reduction Technology, LLC and the shares remain in escrow.

During 2005 the Company issued 500,000 shares of common for the a finder's fee which were put into escrow pending the acceptance of the Agreement between the Company and Dexion International Ltd. to acquire the license to their HyperCritical Separation Technology. As at April 27, 2006 the Company has not completed the transaction with Dexion International Ltd. and the shares remain in escrow.

NOTE 9	RELATED PARTY TRANSACTIONS

During 2004, the Company issued a one-year 10% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.25 per share. The Company recorded financing fees for the beneficial conversion feature for the year ended December 31, 2005, 2004 and the period January 8, 2003 (Inception) to December 31, 2005 of $70,795, $14,205 and $85,000 respectively. Principle and accrued interest is due December 31, 2006.

On December 28, 2005, the officer, director and shareholder loaned the company $40,000 at a rate of 10% per annum. The principle and interest are due on December 31, 2006.

On December 27, 2005, the Company borrowed $15,000 from a related party. The note is due twelve months from the date of issuance and bears interest at a rate of 10%.

NOTE 10	COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

During December 2005, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company for a term of five years at an annual minimum salary of $150,000.

In the event that the net profits of the Company is less than $2,500,000 per annum than the Executive shall receive a salary of $150,000; If net profits of the Company are more than $2,500,000 per annum and less than $5,000,000 than the Executive shall receive a salary of $250,000; if net profits of the Company are more than $5,000,000 per annum but less than $7,500,000 than the Executive shall receive a salary of $375,000; if the net profits of the Company are greater than $7,500,000 per annum than the Executive shall receive a salary of $500,000 and 4% of the Annual Net Profits of the Companies, from all sources, before Depreciation, Amortization and Taxes, in excess of $10,000,000. In addition the Company has agreed to a monthly car allowance of up $1,500 per month. Net Profits is based upon the net corporate profits, from all sources, before Depreciation, Amortization and Taxes as

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

collectively defined by the United States Generally Accepted Accounting Principles (“GAAP”).

The Company has agreed to issue the following common stock options:

Options to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.50 expiring in 2015.

Options to purchase 200,000 shares of the Company’s common stock at an exercise price of $3.75 expiring in 2015.

Options to purchase 200,000 shares of the Company’s common stock at an exercise price of $5.00 expiring in 2015.

Options to purchase 200,000 shares of the Company’s common stock at an exercise price of $7.50 expiring in 2015.

Options to purchase 200,000 shares of the Company’s common stock at an exercise price of $10.00 expiring in 2015.

(B) Joint Venture

During August 2005, the Company formed a majority-owned venture, BTX Citrus Belize, Ltd. (hereinafter known as “BTXC”), with Citrus Products Of Belize Ltd. (“CPBL”), comprised of the Company’s capital funding and citrus peel processing equipment. CPBL is providing the land, free citrus peels for 10 years and is placing $700,000 in an escrow account for a period of no longer than four months. As a result of this transaction, BioTex Corp. (“BIOTEX”) will have a 65% ownership interest. The remaining 35% shall be owned by Citrus Products Of Belize Ltd. (“CPBL”).

NOTE 11	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a stockholders’ deficiency of $152,582, a working capital deficiency of $164,444 and used cash in operations from inception of $701,705. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 12	SUBSEQUENT EVENTS

On January 15, 2006, 170,000 shares of common stock issued to a related corporation during 2005 and held in escrow at year end were cancelled.

On February 1, 2006 the officer, director and shareholder loaned the company an additional $23,250. The balance accrued interest at a rate of 10% per annum and is due on December 31, 2006.

On February 18, 2006, a related party loaned the company $20,500 at a rate of 10% per annuam and due December 31, 2006.

On April 18, 2006, a related party loaned the company $50,000 at a rate of 15% per annum and due December 31, 2006. Upon execution of the promissory note, the company issued 25,000 shares of common stock.

On April 24, 2006, an investor loaned the company $25,000 at a rate of 10% per annum and due August 24, 2006. Upon execution of the promissory note, the Company issued 10,000 shares of common stock.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2005. Based on that evaluation, our principal executive officer and principal financial officer concluded that, a material weakness in our internal accounting controls existed prior to December 31, 2005 so that our disclosure controls and procedures in place were not adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believe our current existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We are in the process of making significant changes to our internal controls subsequent to the Evaluation Date. During the course of the most recent examination of our financial statements for the period ended December 31, 2005 by our independent accountants, we were advised of the existence of a material weakness in our internal accounting controls that existed prior to December 31,2005. We are applying the necessary corrective action and believe this weakness will be remediated.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

Name	Age	Position	Date Appointed
Scott J. Silverman	36	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors	December 30, 2005

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

SCOTT SILVERMAN, our President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors, brings many years of corporate, operational and financial experience to us. He began his career at Asiel and Company, an investment banking firm in New York, by being selected for the Arbitrage Trader Training Program, where he performed financial analysis and executed trades in marketable securities. Mr. Silverman then joined Fishs Eddy of New York, a chain of retail tabletop and glassware stores, as their Vice President of Operations. While at Fishs Eddy, he reorganized the management of the company, preparing it for a nationwide expansion, sought out capital for that expansion, and executed the first stage of the expansion to the local tri-state area. He was in charge of all aspects of personnel, operational, and financial management for the company. Following his departure, Mr. Silverman formed PTV, LLC, and acquired a distressed chain of retail stores. This company was reorganized and subsequently sold after a successful turnaround. He served as VP of Operations and CFO of ICV, a venture capital and financial management firm in New York where he oversaw day-to-day operations and finance for the firm’s multi-national interests. After serving as an equity trader at Dalton Kent Securities, Mr. Silverman formed Alicanto Group, Ltd, a corporate management and venture capital firm, where he provided consulting services to pre-revenue companies. The company specializes in providing turn-key operational and managerial back office solutions to small companies. Mr. Silverman resigned his position as President of Alicanto Group, Ltd. upon founding BioTex. He currently holds a seat on the Board of Directors of Alicanto Group.

Mr. Silverman earned his BBA degree in Finance from George Washington University’s School of Business and Public Management. He held NASD Series 7, 63 and 55 licenses until their expiration in October, 2005. He was listed in the Who’s Who Guide of Business Leaders Worldwide in 1994 and his company was honored in Entrepreneur Magazine’s list of “Hot 100” fastest growing companies in 1998.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, no reports required to be filed were timely filed in fiscal year ended December 31, 2005.

Code Of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Principal Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following summary compensation table sets forth all compensation paid by us during the fiscal years ended December 31, 2005 and 2004 in all capacities for the accounts of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Summary Compensation Table

		ANNUAL COMPENSATION	LONG-TERM COMPENSATION
Name	Year	Salary	Restricted Stock Awards ($)
Scott J. Silverman (1) President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors	2005	$ 48,642	0
	2004	0	0

Mr. Silverman has options to purchase 1,000,000 shares of our common stock at the following exercise prices: 200,000 shares at $2.50, 200,000 shares at 3.75 and 200,000 shares at $5,00 per share, 200,000 shares at $7.50 and 200,000 shares at $10.00

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We presently have an employment agreement with Mr. Scott Silverman, our Chief Executive Officer, President, and Chairman of the Board of Directors. The summary of such employment agreement is as follows:

Scott Silverman: Effective December 31, 2005, we entered into a new employment agreement with Mr. Silverman to act as our President and Chief Executive Officer for a five year term. His compensation is as follows:

(i) Salary: an annual salary based upon the net corporate profits according to the following thresholds:

a.	In the event that the Net Profits of the Companies is less than $2,500,000 per annum than the Executive shall receive a salary of $150,000;

b.	In the event that the Net Profits of the Companies is more than $2,500,000 per annum and less than $5,000,000 than the Executive shall receive a salary of $250,000;

c.	In the event that the Net Profits of the Companies is more than $5,000,000 per annum but less than $7,500,000 than the Executive shall receive a salary of $375,000;

d.	In the event that the Net Profits of the Companies is greater than $7,500,000 per annum than the Executive shall receive a salary of $500,000;

(ii) Bonus: Mr. Silverman shall receive a guaranteed bonus of 4% of Net Profits in excess of $10,000,000 and shall also be eligible for additional bonuses determined by the Compensation Committee; (iii) stock options: Mr. Silverman will receive options to purchase 1,000,000 shares of our common stock at the following exercise prices: 200,000 shares at $2.50, 200,000 shares at 3.75 and 200,000 shares at $5,00 per share, 200,000 shares at $7.50 and 200,000 shares at $10.00; (iv) automobile provided with a monthly payment not to exceed $1,500. Mr. Silverman can terminate the agreement upon 3 months prior notice to us. We can terminate Mr. Silverman’s agreement, with or without cause. If we terminate Mr. Silverman without cause, we will owe him 3 years salary, and 5,000,000 shares of restricted common stock with demand registration rights.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of May 4, 2006 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Dexion International Limited 4th Floor Discovery House St. Jean Road Quatre Barnes, Mauritius (2)	5,800,000	36.90%

Common Stock	Scott J. Silverman 1400 Cypress Creek Road, Fort Lauderdale, Florida 33309	1,155,000	7.35%

Officers and Directors As a Group (1 person)		1,155,000	7.35%

(1)

This percentage is based on 15,718,600 shares consisting of 14,418,600 shares of common stock issued and outstanding as of May 4, 2006 and 1,300,000 options to purchase shares of our common stock. This amount includes the 5,800,000 shares issued to Dexion which are currently being held in escrow.

(2)	Pursuant to the agreement between the Company and Dexion International Limited, these shares remain in escrow pending successful demonstration and testing of Dexion’s HST Technology

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 31, 2005, we extended a note payable to Scott J. Silverman, our President and Chief Executive Officer in the amount of $87,000 which bears an interest rate of 10% and is convertible at $.25 per share.

On December 28, 2005, we entered into a Convertible Debenture with the Scott J. Silverman Family Trust, the Trustee of which is Scott Silverman, our President and Chief Executive Officer, in the amount of $40,000 which bears an interest rate of 10% and is convertible at $1.00 per share.

On December 27, 2005, we entered into a promissory note with Mark H. Silverman, a related party to Scott Silverman, our President and Chief Executive Officer, in the amount of $15,000 which bears an interest rate of 10%

PART IV

ITEM 13.	EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K and Form 8K-A

(b)	Exhibits

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on November 7, 2003 (File No. 333-110324)	3.1	Certificate of Incorporation; Certificate of Amendment to Certificate of Incorporation

Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on November 7, 2003 (File No. 333-110324)	3.2	By-Laws

Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 9, 2006 (File No. 001-32690)	10.1	Stock Purchase Agreement And Share Exchange dated December 30, 2005

Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form 8-K filed on January 19, 2006 (File No. 001-32690)	10.2	Employment Agreement with Scott J. Silverman

Incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 9, 2006 (File No. 001-32690)	10.3	Assignment of Rights of Dexion International Limited to BioTex Corporation under Purchase Licensing and Marketing Agreement with Telyton Limited.

Incorporated by reference to Exhibit 10.4 to Form 8-K filed on January 9, 2006 (File No. 001-32690)	10.4	Escrow Agreement between Smarts Assets and BioTex Corp.

Incorporated by reference to Exhibit 14 to Form 10-KSB filed on March 31, 2005 (File No. 333-110324)	14	Code of Ethics

	31.1	Certification of Scott J. Silverman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Scott J. Silverman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2005 and December 31, 2004, the Company was billed approximately $14,390 and $9,500.00 respectively for professional services rendered for the audit and review of its financial statements.

Tax Fees

For the Company’s fiscal years ended December 31, 2004 and December 31, 2005, the Company incurred no expenses for preparation of its corporate income tax returns.

All Other Fees

The Company did not incur any other fees related to other services rendered by its principal accountant for the fiscal years ended December 31, 2005 and 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BTX HOLDINGS, INC.

By:	/s/ Scott J. Silverman
SCOTT J. SILVERMAN
Chief Executive Officer Principal Financial Officer, Principal Accounting Officer

Dated:	May 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Scott J. Silverman Scott J. Silverman	Chief Executive Officer Principal Financial Officer, Principal Accounting Officer, and Director	May 8, 2006