Form 10QSB
period 2006-03-31
BTX HOLDINGS INC
filed 2006-05-22
CIK 1268238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 18, 2006: 6,593,600 shares of common stock.

BTX HOLDINGS, INC.

(Formerly known as King Capital Holdings, Inc.)

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2006 (UNAUDITED)

PAGE	3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005(RESTATED) AND FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGE	4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFECIT FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGE	5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005(RESTATED) AND FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGES	6 - 14	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$-
Prepaid expenses	3,130
TOTAL CURRENT ASSETS	3,130

Property and Equipment, net	10,688

TOTAL ASSETS	$13,818

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Cash overdraft	$1,815
Accounts payable	65,708
Accrued payroll	50,567
Accrued interest	11,391
Notes payable- related party	179,250
Notes payable	5,000

TOTAL CURRENT LIABILITIES	313,731

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $00001 par value, 10,000,000shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 6,593,600 shares issued and outstanding	6,593
Additional paid in capital	1,347,287
Deferred compensation	(153,000)
Accumulated deficit during development stage	(1,500,793)
Total Stockholders’ Deficiency	(299,913)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$13,818

See accompanying notes to consolidated financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Month’s Ended March 31,		For The Period From January 8, 2003 (Inception) to March 31, 2006
	2006	2005
		(Restated)
OPERATING EXPENSES
Consulting fees	$-	$-	$198,660
Management fees - related party	-	-	84,000
Professional fees	26,361	-	155,600
Research and development	10,000	20,000	106,925
Stock compensation expense	-	-	30,000
Impairment of technology	-	-	500,000
General and administrative	97,442	94,972	318,717
Total Operating Expenses	133,803	114,972	1,393,902

LOSS FROM OPERATIONS	(133,803)	(114,972)	(1,393,902)

OTHER EXPENSES:
Interest Expense	13,528	1,677	21,891
Financing fees	-	20,959	85,000
Total Other Expenses	13,528	22,636	106,891

LOSS BEFORE PROVISION FOR INCOME TAXES	(147,331)	(137,608)	(1,500,793)

Provision for Income Taxes	-	-	-

NET LOSS	$(147,331)	$(137,608)	$(1,500,793)

Net loss per share - basic and diluted	$(0.02)	$(0.04)	$(0.40)

Weighted average number of shares outstanding during the period - basic and diluted	6,504,600	3,149,200	3,716,576

See accompanying notes to consolidated financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY

FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO MARCH 31, 2006

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

BALANCE, JANUARY 8, 2003 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Issuance of founders stock	-	-	3,149,200	3,149	(1,149)	-	-	2,000

Net loss, 2003	-	-	-	-	-	-	-	-

BALANCE, DECEMBER 31, 2004	-	-	3,149,200	3,149	(1,149)	-	-	2,000

Beneficial conversion on convertible debt	-	-	-	-	85,000	-	-	85,000

Net loss, 2004	-	-	-	-	-		(102,668)	(102,668)
						-
BALANCE, December 31, 2004	-	-	3,149,200	3,149	83,851	-	(102,668)	(15,668)

Sale of common stock	-	-	623,000	623	622,377	-	-	623,000

Stock issued to acquire technology	-	-	500,000	500	499,500	-	-	500,000

Common stock issued for reverse merger	-	-	565,000	565	(565)	-	-	-

Common stock issued for reverse merger	-	-	33,101,400	33,101	(33,101)	-		-

Repurchase and cancellation of common stock			(31,475,000)	(31,475)	(18,525)			(50,000)

Common stock issued for financing fees on note payable	-	-	10,000	10	9,990	-	-	10,000

In-kind contribution of management services	-	-	-	-	880	-	-	880

Common stock issued for legal services	-	-	30,000	30	29,970	-	-	30,000

Net loss, 2005	-	-	-	-	-	-	(1,250,794)	(1,250,794)

BALANCE, December 31, 2005	-	-	6,503,600	6,503	1,194,377	-	(1,353,462)	(152,582)

Common stock issued for services	-	-	90,000	90	152,910	(153,000)	-	-

Net Loss, March 31, 2006	-	-	-	-	-	-	(147,331)	(147,331)

Balance March 31, 2006			$6,593,600	$6,593	$1,347,287	$(153,000)	$(1,500,793)	$(299,913)

See accompanying notes to consolidated financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For The Period From January 8, 2003 (Inception) to March 31, 2006
	Three Month’s Ended March 31,
	2006	2005 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(147,331)	$(137,559)	$(1,500,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	-	30,000
Depreciation expense	1,174	2,180	4,663
Amortization	9,667	20,959	95,000
Impairment of technology	-		500,000
In-kind contribution of services	-		880
Changes in operating assets and liabilities:
(Increase) / Decrease in prepaid expenses	3,911	(18,765)	(3,130)
Accounts payable and accrued expenses	88,570	5,096	127,666
Net Cash Used In Operating Activities	(44,009)	(128,089)	(745,714)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(9,196)	(15,351)
Net Cash Used In Investing Activities	-	(9,196)	(15,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	1,815		1,815
Proceeds from notes payable	5,000	5,000	40,000
Repayments of notes payment	(20,000)		(35,000)
Proceeds from notes payable related party	37,250	-	179,250
Repurchase and retirement or treasury stock	-		(50,000)
Proceeds from issuance of common stock	-	196,263	625,000
Net Cash Provided By Financing Activities	24,065	201,263	761,065

NET INCREASE (DECREASE) IN CASH	(19,944)	63,978	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,944	9,674	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$73,652	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$500	$-	$-

See accompanying notes to consolidated financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization

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

Pursuant to a share purchase agreement, dated December 30, 2005, BioTex Corporation, consummated an agreement with BTX Holdings, Inc., pursuant to which BioTex Corporation, exchanged all of its 12,837,200 then issued and outstanding shares of common stock for 12,837,200 shares or approximately 89% of the common stock of BTX Holdings, Inc.. This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, BioTex Corporation, is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of BioTex Corporation, with the net assets of BTX Holdings, Inc. deemed to have been acquired and recorded at its historical cost. The statements of operations include the results of BioTex Corporation for the three months ended March 31, 2006 and 2005 and for the period from January 3, 2003 (inception) to March 31, 2006.

BTX Holdings, Inc. and BioTex Corporation are hereafter referred to as (the “Company”).

(C) Use of Estimates

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

(D) Consolidation

The accompanying March 31, 2006 consolidated financial statements include the accounts of BTX Holdings, Inc (from December 30, 2005) and its 100% owned subsidiary BioTex Corporation. The accompanying March 31, 2005 consolidated financial statements include the accounts of BioTex Corporation. All inter-company accounts have been eliminated in the consolidation.

(E) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At March 31, 2006, the Company did not have any balances that exceeded FDIC insurance limits.

(F) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

(G) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of March 31, 2006 , the Company has a net operating loss carryforward of approximately $1,000,793, available to offset future taxable income through 2025. The valuation allowance at March 31, 2006 was $376,598 respectively. The net change in the valuation allowance for the year ended March 31, 2006 was an increase of $55,441.

(H) Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

A summary of the status of the Company’s stock options as of March 31, 2006 and the changes during the year ended is presented below:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,000,000	$5.75
Granted	-	-

Outstanding at March 31, 2006	1,000,000	$5.75

Options exercisable at March 31, 2006	1,000,000

Weighted average exercise price of options granted to employees
during period ended March 31, 2006	$5.75

  (I) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2006 and 2005, common share equivalents were anti-dilutive and not used in the calculation of diluted net loss per share.

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(K) Long-Lived Assets

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

(L) Fair Value of Financial Instruments

The carrying amounts of the Company’s accounts payable, accrued expenses, notes payable related party, notes payable and deferred compensation approximate fair value due to the relatively short period to maturity for these instruments.

MI) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No,. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

NOTE 2	RESTATEMENT

The company has restated its March 31, 2005 financial statements to give effect to the beneficial conversion feature on its convertible debt and interest expense. Accordingly finaning fees have been restated to give effect to the amortization of the debt discount of $20,959 and interest expense of $1,677, net loss and earning per share have been restated to give effect to the recording of the beneficial conversion feature.

The following table summarizes the effects of the restatement on the Company’s consolidated financial statements as of March 31, 2005:

	As Reported	As Restated

Income Statement:
Interest Expense	$--	$1,677
Financing costs	--	20,959

Net loss	$(114,972)	$(137,608)

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2006 were as follows:

Computer	$15,351
Less accumulated depreciation	(4,663)

$10,688

During the thee months ended March 31, 2006 and 2005 and the period January 8, 2003 (Inception) to March 31, 2006 the Company recorded depreciation expense of $1,174, $2,180 and $4,663, respectively.

NOTE 4	PURCHASE OF INTELLECTUAL PROPERTY

During January 2005, the Company entered into an agreement with BioReduction Technology, LLC, pending the Company’s acceptance of a working prototype. Whereby the Company has the right to acquire an exclusive license to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the bio reduction technology and any improvements to such technology throughout the entire world. In exchange for the aforementioned license, the Company has agreed to issued 1,500,000 shares of common stock valued at $1,500,000 the fair market value on the agreement date and an option to purchase 300,000 additional shares of common stock, which will be exercisable at a price of $5.00 per share. As of March 31, 2006 the Company has not received a working prototype and has not closed on the agreement.

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

On December 29, 2005, we entered into an agreement with Dexion International, Ltd to acquire all rights and interest in its patent application number 5425221.8 for Hypercritical Separation Technology that was filed with the European Patent Office on April 15, 2005. Upon successful testing, the rights, title and interest to the technology are being acquired by us at a cost of $2.5 million and 5,800,000 shares of common stock. Additionally, pending successful testing of the technology, we have agreed to acquire Dexion’s HST machine for $500,000 and to establish a research and development facility for the technology. As of March 31, 2006 the Company has not completed testing.

NOTE 5	NOTES PAYABLE

The Company borrowed $5,000 from an investor. The note is due June 1, 2006 and bears interest at a rate of 15%

NOTE 6	NOTES PAYABLE – RELATED PARTIES

During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.25 per share. The Company recorded financing fees for the beneficial conversion feature for the year ended December 31, 2005, 2004 and the period January 8, 2003 (Inception) to December 31, 2005 of $70,795, $14,205 and $85,000 respectively. Principle and accrued interest is due December 31, 2006.

On December 28, 2005, the officer, director and shareholder loaned the company $40,000 at a rate of 10% per annum. The principle and interest are due on December 31, 2006.

On December 27, 2005, the Company borrowed $15,000 from a related party. The note is due twelve months from the date of issuance and bears interest at a rate of 10%.

In March, 2006 a related party repaid an existing note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006.

During the three months ended March 31, 2006, officer, director and shareholder loaned the company an additional $16,750. The balance accrued interest at a rate of 10% per annum and is due on December 31, 2006.

NOTE 7	JOINT VENTURE

On August 15, 2005, the Company entered into an agreement with the Citrus Products of Belize Limited (“CPBL”). Pursuant to the Agreement, the Company and CPBL formed a joint venture named BTX Citrus Belize, Ltd. (“BTXC”) for the purpose of building a plant in Belize for waste peel processing. Pursuant to the terms of the Agreement, the Company will own 65% and CPBL will own 35% of the joint venture company. As of March 31, 2006 the joint venture has not been formed.

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

In March 2006 the company issued 90,000 shares of common stock valued at $153,000 for investor relations. The term of the agreement is from June 1, 2006 to June 1, 2007. As of March 31, 2006 the company has recorded the value of these shares as deferred compensation and will amortize them over the term of the agreement.

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

(H) Shares in Escrow

During 2005, 5,800,000 shares of common stock were issued into escrow pending the acceptance of the Agreement between the Company and Dexion International Ltd. to acquire the right to Hypercritical Separation Technology. As at May 18, 2006 the Company has not completed the transaction with Dexion and the shares remain in escrow.

During 2005, 1,500,000 shares of common stock and 300,000 warrants with an exercise price of $5.00 were issued into escrow pending the acceptance of the Agreement between the Company and Bio Reduction Technology, LLC to acquire the license to their Bio Reduction Technology. As at

May 18, 2006 the Company has not completed the transaction with Bio Reduction Technology, LLC and the shares remain in escrow.

During 2005 the Company issued 500,000 shares of common for the a finder’s fee which were put into escrow pending the acceptance of the Agreement between the Company and Dexion International Ltd. to acquire the license to their HyperCritical Separation Technology. As at May 18, 2006 the Company has not completed the transaction with Dexion International Ltd. and the shares remain in escrow.

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

In March, 2006 a related party repaid an existing note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006.

During the three months ended March 31, 2006, the officer, director and shareholder loaned the company an additional $16,750. The balance accrued interest at a rate of 10% per annum and is due on December 31, 2006.

NOTE 10	COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

During December 2005, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company for a term of five years at an annual minimum salary of $150,000.

In the event that the net profits of the Company is less than $2,500,000 per annum than the Executive shall receive a salary of $150,000; If net profits of the Company are more than $2,500,000 per annum and less than $5,000,000 than the Executive shall receive a salary of $250,000; if net profits of the Company are more than $5,000,000 per annum but less than $7,500,000 than the Executive shall receive a salary of $375,000; if the net profits of the Company are greater than $7,500,000 per annum than the Executive shall receive a salary of $500,000 and 4% of the Annual Net Profits of the Companies, from all sources, before Depreciation, Amortization and Taxes, in excess of $10,000,000. In addition the Company has agreed to a monthly car allowance of up $1,500 per month. Net Profits is based upon the net corporate profits, from all sources, before Depreciation, Amortization and Taxes as collectively defined by the United States Generally Accepted Accounting Principles (“GAAP”).

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a stockholders’ deficiency of $299,913, a working capital deficiency of $310,601 and used cash in operations from inception of $745,714. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 .

NOTE 12	SUBSEQUENT EVENTS

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

On May 2, 2006, an investor loaned the company $5,000 at a rate of 7% per annum and due June 1, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation

GENERAL

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operations

Our plan of operations for the next fifteen months is focused on the following primary objectives.

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

Subject to the requisitefinancing, we believe that we can complete the following objectives within the time period specified:

New Facilities

We intend to finance the development of several new facilities and have such facilities in operation during 2006. These will be on-site locations owned, leased and/or operated by BioTex, where we will joint venture with existing operations to process wet citrus peel into specific products. We intend to build a demonstration facility in Florida, and additionally we intend to build facilities in Belize and California. Although we do not have any agreements in place for facilities in Florida or California, we are in negotiations with several juicing operations, and it is our intention to open our demonstration facility in Florida in the third quarter of 2006. This will be a pilot operation and we estimate the cost of equipment to be $50,000 which will be financed internally. Assuming we receive financing on a timely basis, we believe this can be accomplished in this time period since the facility would only take a month to build.

We estimate that the additional planned facilities will cost $18.5 million to to become fully operational. We intend to secure the funding necessary and to begin construction of the Belize facility during the 3rd Quarter of 2006. Pending successful negotiation with juicing plants in Florida and California to build CST facilities, we intend to secure funding and begin construction under the following cost and time projections; 4th Quarter 2006, California $5 Million and expand the Florida operation, $2.5 million, 2nd Quarter 2007, expand Belize facilities at an estimate of $6 Million. We presently do not have the funds available to finance these activities, however management believes that actions presently being taken to obtain additional funding will be successful and will allow us to construct the aforementioned facilities in a timely manner. We intend to raise the funds through equity sales and debt, though no definitive agreements have been signed yet. However, since we do not currently have any definitive plans for raising these funds, we may have to delay our plan if we can not raise the necessary funds in a timely manner.

Sales Marketing

All sales will initially be generated through direct sales with three internal employees: We are in preliminary talks with several customers, although no contracts have been consummated for the leasing of our machines. Sales and marketing expenditures are budgeted at $75,000 for the next twelve months. Our sales success depends on the following fundamental points:

1.	Demonstrating proof of our technology and its applications for producing value added products

2.	Providing increased cost savings and profit

3.	Introducing and educating customers on our technology and our processes

We will initially focus our marketing efforts on establishing joint ventures that will utilize our Citrus Separation Technology (CST) and pending completion of our due diligence and acquisition of the Hypercritical Separation Technology (HST) for the processing of biomass waste streams, as well as leasing individual BioReduction Technology (BRT) machines:

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

On August 16, 2005, we entered into an agreement to form a Joint Venture Company, BTX Citrus Belize, Ltd., along with Citrus Products of Belize, Ltd (CPBL). BTX Citrus Belize will be formed with the purpose of constructing a citrus peel processing facility utilizing BioTex's CST technology. CPBL will contribute land, building and citrus peel to BTX Citrus, and BioTex will arrange for funding, provide the technology, oversee construction of the plant, operate the plant, and sell the products the plant generates. CPBL will own 35% of the joint venture and BioTex will own 65%. The plant is expected to cost approximately $11 million.

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

On December 29, 2005, we entered into an agreement with Dexion International, Ltd to acquire all rights and interest in its patent application number 5425221.8 for Hypercritical Separation Technology that was filed with the European Patent Office on April 15, 2005. Upon successful testing, the rights, title and interest to the technology are being acquired by us at a cost of $2.5 million and 5,800,000 shares of common stock. Additionally, pending successful testing of the technology, we have agreed to acquire Dexion’s HST machine for $500,000 and to establish a research and development facility for the technology. Finally, upon closing of this transaction, we will pay a fee of 500,000 shares of common stock to an individual that introduced the business opportunity to the Company. The technology has not yet been demonstrated to our satisfaction and we have not closed on the transaction. We intend to continue testing and intend to close on this transaction by the 3rd Quarter of 2006.

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

We presently do not have the funds available to finance these activities, however management believes that actions presently being taken to obtain additional funding will be successful and will allow us to construct the aforementioned facilities. We intend to raise the funds through equity sales and debt, though no definitive agreements have been signed yet.

We account for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. A 100% or $500,000 impairment charge was recorded for the Citrus Separation Technology acquired during the year ended December 31, 2005 as it was determined by management that the future value was impaired.

2                  BRT machines in the large urban areas of the United States. Upon BioTex Corporation’s acceptance of the technology, we will market the BRT machines to supermarkets, produce distributors, waste transfer stations and commercial bakeries in urban areas which have waste disposal problems. Future business will be derived by marketing to farms and other large-scale commercial generators of organic waste. The BRT machine will initially be built in three sizes. It is our intention to build these machines and then lease them to our customers. We intend to focus only on a niche market of the waste industry, not unlike the current recycling industry. It is our intent to become the premier supplier of equipment for the collection and disposal of biomass (plant-derived material) streams from commercial and industrial sources. To that end, we will market our three sizes of machines to commercial industries as appropriate. Initially, we will focus on companies that generate medium sized biomass streams. Examples include waste transfer stations and institutional re-packagers of vegetable products, such as suppliers to the airline and hospitality industries, large produce markets, terminal markets and produce distributors.

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

Administrative Costs

We do expect to hire several employees for sales, engineering, administrative and finance support staff as necessary. We anticipate employee recruiting and training to cost $24,000 over the next twelve months. (Salaries are included below as part of the office salaries)

Completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

We anticipate that our operational as well as general and administrative expenses for the next 12 months will total $24,189,000. The breakdown is as follows:

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan. In the event we are not successful in reaching our initial revenue targets, additional funds will be required and we may then not be able to proceed with our business plan for the development and marketing of our core products and services. Should this occur, we would likely seek additional financing to support the continued operation of our business. Additionally, should we not successfully close on the acquisitions of technologies that we are currently under agreements to acquire, we may not be able to meet our revenue targets. We presently do not have the funds available to finance these activities, however management believes that actions presently being taken to obtain additional funding will be successful and will allow us to undertake our plan of operations. We intend to raise the funds through equity sales and debt, though no definitive agreements have been signed yet.

We anticipate that depending on market conditions and our plan of operations, we will incur operating losses in the foreseeable future.

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no operations, a stockholders' deficiency of $299,913, and a working capital deficiency of $310,601 and used cash in operations from inception of $745,714. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of March 31, 2006, we have assets of $13,818 consisting of cash of $0, prepaid expenses of $3,130 and property and equipment of $10,688 and total liabilities of $313,731 consisting of accounts payable of $65,708; and accrued expenses of $61,958, an amount of $179,250 due to related parties, and notes payable of $5,000.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

On February 21, 2006, the Company approved the issuance of 10,000 shares of restricted common stock to Ofer Azrielant pursuant to a promissory note dated December 30, 2005. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On March 30, 2006, the Company approved the issuance of 90,000 shares of restricted common stock to Wallstreet Direct, Inc for services to be rendered to the Company. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

BTX HOLDINGS, INC.
Registrant

Date: May 19, 2006	By: /s/ Scott J. Silverman
Scott J. Silverman
President, Chief Executive Officer,
Chairman of Board of Directors