Form 10QSB
period 2006-06-30
BTX HOLDINGS INC
filed 2006-08-14
CIK 1268238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2006: 33,238,000 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2006 (UNAUDITED)

PAGE	2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005(RESTATED) AND FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGE	3	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFECIT FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGE	4	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005(RESTATED) AND FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGES	5	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$-
Prepaid expenses	2,557
TOTAL CURRENT ASSETS	2,557

Property and Equipment, net	9,515

TOTAL ASSETS	$12,072

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Cash overdraft	$5,050
Accounts payable	54,604
Accrued payroll	90,567
Accrued interest	18,387
Notes payable- related party, net of discount of $35,798	199,952
Notes payable, net of discount of $11,271	23,729

TOTAL CURRENT LIABILITIES	392,289

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,233,000 shares issued and outstanding	33,233
Additional paid in capital	1,420,647
Deferred compensation	(140,425)
Accumulated deficit during development stage	(1,693,672)
Total Stockholders’ Deficiency	(380,217)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$12,072

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Month’s Ended June 30,		Six Month’s Ended June 30,			For The Period From January 8, 2003 (Inception) to June 30, 2006
	2006	2005	2006		2005
		(Restated)			(Restated)
OPERATING EXPENSES
Consulting fees	$14,203	$-	$14,203	$		$212,863
Management fees - related party	-	84,000	-		84,000	84,000
Professional fees	16,020	26,921	42,381		26,921	171,620
Research and development	20,000	479	30,000		20,479	126,925
Stock compensation expense	27,575	-	27,575		-	57,575
Impairment of technology	-	-	-		-	500,000
General and administrative	87,149	62,893	184,591		157,865	405,866
Total Operating Expenses	164,947	174,293	298,750		289,265	1,558,849

LOSS FROM OPERATIONS	(164,947)	(174,293)	(298,750)		(289,265)	(1,558,849)

OTHER EXPENSES:
Interest Expense	27,932	1,658	41,460		3,335	49,823
Financing fees	-	20,726	-		41,685	85,000
Total Other Expenses	27,932	22,384	41,460		45,020	134,823

LOSS BEFORE PROVISION FOR INCOME TAXES	(192,879)	(196,677)	(340,210)		(334,285)	(1,693,672)

Provision for Income Taxes	-	-	-		-	-

NET LOSS	$(192,879)	$(196,677)	$(340,210)		$(334,285)	$(1,693,672)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)		$(0.02)	$(0.09)

Weighted average number of shares outstanding during the period - basic and diluted	33,114,758	18,723,088	32,820,514		17,242,768	19,625,310

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY

FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO JUNE 30, 2006

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

BALANCE, JANUARY 8, 2003 (Inception)	-	$-	-	$-	$-	-	$-	$-

Issuance of founders stock	-	-	15,746,000	15,746	(13,746)	-	-	2,000

Net loss, 2003	-	-				-	-	-

BALANCE, DECEMBER 31, 2004	-	-	15,746,000	15,746	(13,746)	-	-	2,000

Beneficial conversion on convertible debt	-	-			85,000	-	-	85,000

Net loss, 2004	-	-					(102,668)	(102,668)
						-
BALANCE, December 31, 2004	-	-	15,746,000	15,746	71,254	-	(102,668)	(15,668)

Sale of common stock	-	-	3,115,000	3,115	619,885	-	-	623,000

Stock issued to acquire technology	-	-	2,500,000	2,500	497,500	-	-	500,000

Common stock issued for reverse merger	-	-	2,825,000	2,825	(2,825)	-	-	-

Common stock issued for reverse merger	-	-	165,507,000	165,507	(165,507)	-		-

Repurchase and cancellation of common stock			(157,375,000)	(157,375)	107,375			(50,000)

Common stock issued for financing fees on note payable	-	-	50,000	50	9,950	-	-	10,000

In-kind contribution of management services	-	-			880	-	-	880

Common stock issued for legal services	-	-	150,000	150	29,850	-	-	30,000

Net loss, 2005	-	-				-	(1,250,794)	(1,250,794)

BALANCE, December 31, 2005	-	-	32,518,000	32,518	1,168,362	-	(1,353,462)	(152,582)

Sale of common stock			40,000	40	9,960	-	0	10,000

Common stock issued for services	-	-	500,000	500	167,500	(153,000)	-	15,000

Common stock issued for financing fees on note payable	-	-	175,000	175	74,825	-	-	75,000

Amortization of deferred compensation	-	-	-	-	-	12,575	-	12,575

Net Loss, June 30, 2006	-	-	-	-	-	-	(340,210)	(340,210)

Balance June 30, 2006			$33,233,000	33,233	1,420,647	(140,425)	$(1,693,672)	$(380,217)

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For The Period From January 8, 2003 (Inception) to June 30, 2006
	Six Month's Ended June 30,
	2006	2005 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(340,210)	$(334,285)	$(1,693,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	27,575	-	57,575
Depreciation expense	2,347	4,550	5,836
Amortization of note payable discount	37,598	41,685	122,931
Impairment of technology	-	-	500,000
In-kind contribution of services	-	-	880
Changes in operating assets and liabilities:
(Increase) / Decrease in prepaid expenses	4,484	(4,931)	(2,557)
Accounts payable and accrued expenses	124,462	7,100	163,558
Net Cash Used In Operating Activities	(143,744)	(285,881)	(845,449)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(13,734)	(15,351)
Net Cash Used In Investing Activities	-	(13,734)	(15,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	5,050	-	5,050
Proceeds from notes payable	10,000	-	35,000
Repyaments of notes payment	(20,000)	-	(35,000)
Proceeds from notes payable related party	43,750	(8,520)	100,750
Proceeds allocated to beneficial conversion	-	-	85,000
Repurchase and retirement or treasury stock	-	-	(50,000)
Proceeds from issuance of common stock	85,000	623,000	720,000
Net Cash Provided By Financing Activities	123,800	614,480	860,800

NET INCREASE (DECREASE) IN CASH	(19,944)	314,865	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,944	9,674	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$324,539	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$500	$-	$500

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

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

Pursuant to a share purchase agreement, dated December 30, 2005, BioTex Corporation, consummated an agreement with BTX Holdings, Inc., pursuant to which BioTex Corporation, exchanged all of its 64,186,000 then issued and outstanding shares of common stock for 64,186,000 shares or approximately 89% of the common stock of BTX Holdings, Inc.. This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, BioTex Corporation, is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of BioTex Corporation, with the net assets of BTX Holdings, Inc. deemed to have been acquired and recorded at its historical cost. The statements of operations include the results of BioTex Corporation for the three and six months ended June 30, 2006 and 2005 and for the period from January 3, 2003 (inception) to June 30, 2006.

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

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(D) Consolidation

The accompanying June 30, 2006 consolidated financial statements include the accounts of BTX Holdings, Inc (from December 30, 2005) and its 100% owned subsidiary BioTex Corporation. The accompanying June 30, 2005 consolidated financial statements include the accounts of BioTex Corporation. All inter-company accounts have been eliminated in the consolidation.

(E) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At June 30, 2006, the Company did not have any balances that exceeded FDIC insurance limits.

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

JUNE 30, 2006

(Unaudited)

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

A summary of the status of the Company’s stock options as of June 30, 2006 and the changes during the year ended is presented below:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	5,000,000	$1.15
Granted	-	-

Outstanding at June 30, 2006	5,000,000	$1.15

Options exercisable at June 30, 2006	5,000,000

Weighted average exercise price of options granted to employees
during period ended June 30, 2006	$-

 BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(I) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2006 and 2005, common share equivalents of 5,000,000 and 5,000,000 stock options, respectively were anti-dilutive and not used in the calculation of diluted net loss per share.

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

M) Recent Accounting Pronouncements

SFAS 155. Accounting for Certain Hybrid Financial Instruments and SFAS 156. Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	RESTATEMENT

The company has restated its June 30, 2005 financial statements to give effect to the beneficial conversion feature on its convertible debt and interest expense. Accordingly financing fees have been restated to give effect to the amortization of the debt discount of $41,685 and interest expense of $3,335, net loss and earning per share have been restated to give effect to the recording of the beneficial conversion feature.

The following table summarizes the effects of the restatement on the Company’s consolidated financial statements as of June 30, 2005:

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

	As Reported	As Restated

Income Statement:
Interest Expense	$--	$3,335
Financing costs	--	41,685

Net loss	$(289,265)	$(334,285)

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006 were as follows:

Computer	$15,351
Less accumulated depreciation	(5,836)

$9,515

During the three and six months ended June 30, 2006 and 2005 and the period January 8, 2003 (Inception) to June 30, 2006 the Company recorded depreciation expense of $1,173, $2,347, $518, $747 and $5,836, respectively.

NOTE 4	PURCHASE OF INTELLECTUAL PROPERTY

During January 2005, the Company entered into an agreement with BioReduction Technology, LLC, pending the Company's acceptance of a working prototype. Whereby the Company has the right to acquire an exclusive license to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the bio reduction technology and any improvements to such technology throughout the entire world. In exchange for the aforementioned license, the Company has agreed to issue up to 1,500,000 shares of common stock valued at $1,500,000 the fair market value on the agreement date and an option to purchase 300,000 additional shares of common stock, which will be exercisable at a price of $5.00 per share. As of June 30, 2006 the Company has not received a working prototype and has not closed on the agreement.

During May 2005, the Company entered into an agreement with an individual who is the sole inventor of and holds all the rights, title, and interest in a pending patent for citrus separation technology, whereby the Company has been assigned the pending patent and the right to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the citrus separation technology and improvements to such technology throughout the entire world. In exchange for the aforementioned pending patent, the Company issued 2,500,000 shares of common stock valued at $500,000, the fair market value on the agreement date and an option for the purchase of 1,500,000 additional shares of YB common stock, exercisable at a price of $1.00 per share. The options were valued based on the Black-Scholes model with the following assumptions as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate of 4.25%, and expected warrant life of one year. The Company also agreed to share a certain percentage of profits derived from sales. As the Company has yet to determine the commercial feasibility of this technology, it has elected to fully impair the value of it.

 BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

On December 29, 2005, the Company entered into an agreement with Dexion International, Ltd to acquire all rights and interest in its patent application number 5425221.8 for Hypercritical Separation Technology that was filed with the European Patent Office on April 15, 2005. Upon successful testing, the rights, title and interest to the technology are being acquired by us at a cost of $2.5 million and 5,800,000 shares of common stock. Additionally, pending successful testing of the technology, the Company has agreed to acquire Dexion's HST machine for $500,000 and to establish a research and development facility for the technology. As of June 30, 2006 the Company has not completed testing.

NOTE 5	NOTES PAYABLE

Notes payable	$35,000
Discount	(11,271)

Balance	$23,729

In March, 2006 the Company borrowed $5,000 from an investor. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 15%. In August, the note was extended to September 30, 2006 and the Company agreed to issue 5,000 shares of common stock in consideration for the extension (see Note 12).

In April, 2006 The Company borrowed $25,000 from an investor. The note is unsecured, is due four months from the date of issuance and bears interest at a rate of 10%. The Company issued the note holder 50,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $25,000. The value is being amortized over the term of the note. At June 30, 2006 the Company recorded a discount on the notes of $11,271 and amortization of $13,729.

In May, 2005 the Company borrowed $5,000 from an investor. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 7%. In June, 2006 the note was extended to October 15, 2006.

NOTE 6	NOTES PAYABLE – RELATED PARTIES

Notes payable	$235,750
Discount	(35,798)

Balance	$199,952

During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The note was extended until December 31, 2006. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.25 per share. During the three and six months ended June 30, 2006 and 2005 and the period January 8, 2003 (Inception) to June 30, 2006 the Company recorded financing fees for the beneficial conversion of $0, $0, $20,959 $41,685 and $85,000, respectively.

 BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

On December 27, 2005, the Company borrowed $15,000 from a related party. The note is unsecured and is due twelve months from the date of issuance and bears interest at a rate of 10%.

On December 28, 2005, the officer, director and shareholder loaned the company $40,000 at a rate of 10% per annum. The principle and interest are due on December 31, 2006. The note is unsecured.

In March 2006 a related party repaid an existing unsecured note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new unsecured note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006.

In April 2006 The Company borrowed $50,000 from a related party. The note is unsecured and is due December 31, 2006 and bears interest at a rate of 15%. The Company issued the note holder 125,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $50,000. The value is being amortized over the term of the note. At June 30, 2006 the Company recorded a discount on the notes of $35,798 and amortization of $14,202 as of June 30, 2006.

During the six months ended June 30, 2006, officer, director and shareholder loaned the company an additional $23,250. The balance accrued interest at a rate of 10% per annum, is unsecured, and is due on December 31, 2006.

NOTE 7	JOINT VENTURE

On August 15, 2005, the Company entered into an agreement with the Citrus Products of Belize Limited (“CPBL”). Pursuant to the Agreement, the Company and CPBL formed a joint venture named BTX Citrus Belize, Ltd. (“BTXC”) for the purpose of building a plant in Belize for waste peel processing. Pursuant to the terms of the Agreement, the Company will own 65% and CPBL will own 35% of the joint venture company. As of June 30, 2006 the joint venture has not been formed.

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

(A) Common Stock Issued to Founders

During January 2003 the Company issued 15,746,000 shares of common stock to founders for a capital contribution of $2,000.

(B) Common Stock Issued for Cash

In 2005, the Company sold a total of 3,115,000 shares of common stock to 22 individuals for cash of $623,000 ($.20 per share).

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

In 2006, the Company sold a total of 40,000 shares of common stock to a individual for cash of $10,000 ($.25 per share).

C) Common Stock Issued for Services

In December 2005 the Company issued 150,000 shares of common stock with a fair market value of $30,000 for legal services.

In March 2006 the company issued 450,000 shares of common stock valued at $153,000 for investor relations. The term of the agreement is from June 1, 2006 to June 1, 2007. As of March 31, 2006 the company has recorded the value of these shares as deferred compensation and will amortize them over the term of the agreement.

In June 2006 the Company issued 50,000 shares of common stock with a fair market value of $15,000 for consulting services.

(D) Common Stock Issued for Financing Fees

In December 2005 the Company issued 50,000 shares of common stock with a fair market value of $10,000 for financing fees in relation to a note payable(See Note 4).

In April 2006 the Company issued 50,000 shares of common stock with a fair market value of $25,000 for financing fees in relation to a note payable(See Note 5).

In April 2006, the Company issued a related party 125,000 shares of common stock with a fair market value of $50,000 for financing fees in relation to a note payable(See Note 6).

(E) Common Stock Issued for Technology

The Company issued 2,500,000 shares of common stock with a fair value of $500,000 and 1,500,000 warrants during 2005, at an exercise price of $5.00 per share for the purchase of intellectual technology. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 1%, risk-free interest rate of 4.25%, and expected warrant life of one year. The value was immaterial at the grant date.

(F) Capital Contribution

In December, 2005 the Company’s CEO elected to forgo $880 of amounts owed to him for management fees. This amount has been recorded as in-kind contribution of services at December 31, 2005

(G) Reverse Mergers

On June 9, 2005, pursuant to the Stock Purchase Agreement and Share Exchange, the Company issued a total of 2,825,000 shares of the Company’s common stock to the shareholders of Capital Ventures I.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

On December 30, 2005 pursuant to the Stock Purchase Agreement and Share Exchange, the Company issued a total of 165,507,000 shares of the Company’s common stock to the shareholders of BTX Holdings, Inc. simultaneous with the Stock Purchase Agreement and Share Exchange, the Company purchased and retired a total of 157,375,000 shares of its common stock for $50,000 from a former shareholder of King Capital.

(H) Shares in Escrow

During 2005, 5,800,000 shares of common stock were issued into escrow pending the acceptance of the Agreement between the Company and Dexion International Ltd. to acquire the right to Hypercritical Separation Technology. As at August 8, 2006 the Company has not completed the transaction with Dexion and the shares remain in escrow.

During 2005, 1,500,000 shares of common stock and 500,000 warrants with an exercise price of $5.00 were issued into escrow pending the acceptance of the Agreement between the Company and Bio Reduction Technology, LLC to acquire the license to their Bio Reduction Technology. As of August 14, 2006 the Company has not completed the transaction with Bio Reduction Technology, LLC and the shares in escrow were cancelled pending delivery of a working prototype.

During 2005 the Company issued 500,000 shares of common for the a finder’s fee which were put into escrow pending the acceptance of the Agreement between the Company and Dexion International Ltd. to acquire the license to their HyperCritical Separation Technology. As at August 8, 2006 the Company has not completed the transaction with Dexion International Ltd. and the shares remain in escrow.

(I) Stock Split

On July 14, 2006, the Company’s stockholders approved a 5 for 1 stock split for its common stock. As a result, stockholders of record at the close of business on July 28, 2006, received five shares of common stock for every one shares held. Common stock, additional paid-in capital and share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

NOTE 9	RELATED PARTY TRANSACTIONS

During 2004, the Company issued a one-year 10% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.05 per share. The Company recorded financing fees for the beneficial conversion feature for the year ended December 31, 2005, 2004 and the period January 8, 2003 (Inception) to December 31, 2005 of $70,795, $14,205 and $85,000 respectively. Principle and accrued interest is due December 31, 2006.

On December 28, 2005, the officer, director and shareholder loaned the company $40,000 at a rate of 10% per annum. The principle and interest are due on December 31, 2006.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

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

In April 2006, a related party loaned the company $50,000 at a rate of 15% per annum and due December 31, 2006. Upon execution of the promissory note, the company issued 25,000 shares of common stock.

During the six months ended June 30, 2006, the officer, director and shareholder loaned the company an additional $23,250. The balance accrued interest at a rate of 10% per annum and is due on December 31, 2006.

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

The Company has agreed to issue the following common stock options:

Options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.50 expiring in 2015.

Options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.75 expiring in 2015.

Options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 expiring in 2015.

Options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 expiring in 2015.

Options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $2.00 expiring in 2015.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a stockholders’ deficiency of $380,217, a working capital deficiency of $389,732 and used cash in operations from inception of $845,449. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 12	SUBSEQUENT EVENTS

On July 7, 2006, the officer, director and shareholder loaned the company $14,000 at a rate of 10% per annum. The principle and interest are due on December 31, 2006.

On July 14, 2006, the Company’s stockholders approved a 5 for 1 stock split for its common stock. As a result, stockholders of record at the close of business on July 28, 2006, received five shares of common stock for every one shares held. Common stock, additional paid-in capital and share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

During July 2006, the Company cancelled 1,500,000 shares held in escrow pending the acceptance of the agreement between the Company and Bio Reduction Technology, LLC as the agreement does not require shares to be held in escrow. Upon acceptance of the technology by the Company, we will issue up to 1,500,000 shares of common stock and 300,000 warrants. As of August 8, 2006, the transaction has not closed.

On August 4, 2006, the Company borrowed $20,000 from a related party. The note is unsecured and is due six months from the date of issuance and bears interest at a rate of 15%.

On August 14, 2006, the Company obtained an extension on a note payable due June 30, 2006 to September 30, 2006. The Company agreed to issue the note holder 5,000 shares of common stock in consideration for extending the note.

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

Subject to the requisite financing, we believe that we can complete the following objectives within the time period specified:

New Facilities

We intend to finance the development of several new facilities and have such facilities in operation during 2007. These will be on-site locations owned, leased and/or operated by BioTex, where we will joint venture with existing operations to process wet citrus peel into specific products. We intend to build a demonstration facility in Florida, and additionally we intend to build facilities in Belize and California. Although we do not have any agreements in place for facilities in Florida or California, we are in negotiations with several juicing operations, and it is our intention to open our demonstration facility in Florida in the third quarter of 2006. This will be a pilot operation and we estimate the cost of equipment to be $150,000 which will be financed internally. Assuming we receive financing on a timely basis, we believe this can be accomplished in this time period since the facility would only take a month to build.

We estimate that the additional planned facilities will cost $18.5 million to become fully operational. We intend to secure the funding necessary and to begin construction of the Belize facility during the 4th Quarter of 2006. Pending successful negotiation with juicing plants in Florida and California to build CST facilities, we intend to secure funding and begin construction under the following cost and time projections; 1st Quarter 2007, California $5 Million and build the Florida operation, $2.5 million, 3rd Quarter 2007, expand Belize facilities at an estimate of $6 Million. We presently do not have the funds available to finance these activities, however management believes that actions presently being taken to obtain additional funding will be successful and will allow us to construct the aforementioned facilities in a timely manner. We intend to raise the funds through equity sales and debt, though no definitive agreements have been signed yet.

Sales Marketing

All sales will initially be generated through direct sales with three internal employees: We are in preliminary talks with several customers, although no contracts have been consummated for the leasing of our machines. Sales and marketing expenditures are budgeted at $75,000 for the next twelve months. Our sales success depends on the following fundamental points:

1.	Demonstrating proof of our technology and its applications for producing value added products

2.	Providing increased cost savings and profit

3.	Introducing and educating customers on our technology and our processes

We will initially focus our marketing efforts on establishing joint ventures that will utilize our Citrus Separation Technology (CST) and of the Hypercritical Separation Technology (HST) for the processing of biomass waste streams, pending completion of our due diligence and acquisition, as well as leasing individual BioReduction Technology (BRT) machines:

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

On December 29, 2005, we entered into an agreement with Dexion International, Ltd to acquire all rights and interest in its patent application number 5425221.8 for Hypercritical Separation Technology that was filed with the European Patent Office on April 15, 2005. Upon successful testing, the rights, title and interest to the technology are being acquired by us at a cost of $2.5 million and 5,800,000 shares of common stock. Additionally, pending successful testing of the technology, we have agreed to acquire Dexion’s HST machine for $500,000 and to establish a research and development facility for the technology. The technology has not yet been demonstrated to our satisfaction and we have not closed on the transaction. We intend to continue testing and intend to close on this transaction in the 3rd Quarter of 2006.

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

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no operations, a stockholders’ deficiency of $380,217, and a working capital deficiency of $389,732 and cash used in operations from inception of $845,449. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of June 30, 2006, we have assets of $12,072 consisting of cash of $0, prepaid expenses of $2,557 and property and equipment of $9,515 and total liabilities of $392,289 consisting of accounts payable of $54,604; cash over draft of $5,050; accrued expenses of $108,954, an amount of $199,952 due to related parties, and notes payable of $23,729.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

On April 18, 2006, the Company approved the issuance of 125,000 shares of restricted common stock to Amy Silverman pursuant to a promissory note dated April 18, 2006. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On April 24, 2006, the Company approved the issuance of 50,000 shares of restricted common stock to Kimberly Gonzales pursuant to a promissory note dated April 24, 2006. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On June 8, 2006, the Company approved the issuance of 40,000 shares of restricted common stock to Morly Cohen for consideration paid to the Company. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On June 30, 2006, the Company approved the issuance of 50,000 shares of restricted common stock to Marty Scott for services to be rendered to the Company. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

BTX HOLDINGS, INC.
Registrant

Date: August 14, 2006	By: /s/ Scott J. Silverman
Scott J. Silverman
President, Chief Executive Officer,
Chairman of Board of Directors