Form 10QSB
period 2006-09-30
BTX HOLDINGS INC
filed 2006-11-14
CIK 1268238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2006: 34,043,020,000 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$4,439
Prepaid expenses	500
TOTAL CURRENT ASSETS	4,939

Property and Equipment, net	8,341

TOTAL ASSETS	$13,280

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$98,909
Accrued payroll	143,067
Accrued interest	23,615
Notes payable- related party, net of discount of $17,899	261,851

TOTAL CURRENT LIABILITIES	527,442

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 10,000,000shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,043,020 shares issued and outstanding	34,043
Additional paid in capital	1,501,851
Deferred compensation	(101,861)
Accumulated deficit during development stage	(1,948,195)
Total Stockholders’ Deficiency	(514,162)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$13,280

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month's Ended September 30,		Nine Month's Ended September 30,		For The Period From January 8, 2003 (Inception) to September 30, 2006
	2006	2005	2006	2005
		(Restated)		(Restated)
OPERATING EXPENSES
Consulting fees	$41,605	$-	$68,383	$-	$297,043
Management fees - related party	-	-	-	84,000	84,000
Professional fees	57,319	37,878	99,700	64,799	228,939
Research and development	11,193	-	41,193	20,000	138,118
Impairment of technology	-	-	-	-	500,000
General and administrative	75,729	127,573	260,320	285,917	481,595
Total Operating Expenses	185,846	165,451	469,596	454,716	1,729,695

LOSS FROM OPERATIONS	(185,846)	(165,451)	(469,596)	(454,716)	(1,729,695)

OTHER EXPENSES:
Interest Expense	83,677	1,714	125,137	5,049	133,500
Financing fees	-	21,425	-	63,110	85,000
Total Other Expenses	83,677	23,139	125,137	68,159	218,500

LOSS BEFORE PROVISION FOR INCOME TAXES	(269,523)	(188,590)	(594,733)	(522,875)	(1,948,195)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(269,523)	$(188,590)	$(594,733)	$(522,875)	$(1,948,195)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)	$(0.09)

Weighted average number of shares outstanding during the period - basic and diluted	34,470,289	24,186,000	33,039,486	19,582,612	20,561,194

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY/(DEFICIENCY)

FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO SEPTEMBER 30, 2006
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

BALANCE, JANUARY 8, 2003 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Issuance of founders stock	-	-	15,746,000	15,746	(13,746)	-	-	2,000

Net loss, 2003	-	-	-	-	-	-	-	-

BALANCE, DECEMBER 31, 2004	-	-	15,746,000	15,746	(13,746)	-	-	2,000

Beneficial conversion on convertible debt	-	-	-	-	85,000	-	-	85,000

Net loss, 2004	-	-	-	-	-	-	(102,668)	(102,668)

BALANCE, December 31, 2004	-	-	15,746,000	15,746	71,254	-	(102,668)	(15,668)

Sale of common stock	-	-	3,115,000	3,115	619,885	-	-	623,000

Stock issued to acquire technology	-	-	2,500,000	2,500	497,500	-	-	500,000

Common stock issued for reverse merger	-	-	2,825,000	2,825	(2,825)	-	-	-

Common stock issued for reverse merger	-	-	165,507,000	165,507	(165,507)	-	-	-

Repurchase and cancellation of common stock	-	-	(157,375,000)	(157,375)	107,375	-	-	(50,000)

Common stock issued for financing fees on note payable	-	-	50,000	50	9,950	-	-	10,000

In-kind contribution of management services	-	-	-	-	880	-	-	880

Common stock issued for legal services	-	-	150,000	150	29,850	-	-	30,000

Net loss, 2005	-	-	-	-	-	-	(1,250,794)	(1,250,794)

BALANCE, December 31, 2005	-	-	32,518,000	32,518	1,168,362	-	(1,353,462)	(152,582)

Sale of common stock			40,000	40	9,960	-	0	10,000

Common stock issued for services	-	-	500,000	500	167,500	(153,000)	-	15,000

Common stock issued for financing fees on note payable	-	-	180,000	180	78,320	-	-	78,500

Conversion on notes payable and accrued interest	-	-	855,020	855	77,659	-	-	78,514

In-kind contribution of common stock	-	-	(50,000)	(50)	50	-	-	-

Amortization of deferred compensation	-	-	-	-	-	51,139	-	51,139

Net Loss for the nine months ended September 30, 2006	-	-	-	-	-	-	(594,733)	(594,733)

Balance September 30, 2006	-	$-	34,043,020	$34,043	$1,501,851	$(101,861)	$(1,948,195)	$(514,162)

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Month's Ended September 30,	Nine Month’s Ended September 30,	For The Period From January 8, 2003 (Inception) to
	2006	2005 (Restated)	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(594,733)	$(522,875)	$(1,948,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	15,000	-	45,000
Common stock issued for financing fees	3,500	-	3,500
Beneficial conversion expenses	35,763	-	35,763
Depreciation expense	3,521	1,682	7,010
Amortization	117,907	68,159	203,240
Impairment of technology	-	-	500,000
In-kind contribution of services	-	-	880
Changes in operating assets and liabilities:
(Increase) / Decrease in prepaid expenses	6,541	5,000	(500)
Accounts payable and accrued expenses	229,246	(12,237)	268,342
Net Cash Used In Operating Activities	(183,255)	(460,271)	(884,960)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(13,670)	(15,351)
Net Cash Used In Investing Activities	-	(13,670)	(15,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	35,000	-	70,000
Repayments of notes payable	(20,000)	-	(35,000)
Proceeds from notes payable related party	142,750	(10,000)	284,750
Repurchase and retirement or treasury stock	-	-	(50,000)
Proceeds from issuance of common stock	10,000	623,000	635,000
Net Cash Provided By Financing Activities	167,750	613,000	904,750

NET INCREASE (DECREASE) IN CASH	(15,505)	139,059	4,439

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,944	9,674	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,439	$148,733	$4,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-	$-

Cash paid for interest expense	$500	$-	$500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2006, the President converted $40,000 of notes payable and $2,751 of accrued interest into 853,020 shares of common stock.

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 1        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

(B) Organization

BTX Holdings, Inc. f/k/a King Capital Holdings, Inc. was incorporated under the laws of the State of Florida on April 24, 2003.

BioTex Corporation (f/k/a YB Holdings, Inc.) (a development stage company) was established in 2003 to develop and employ technologies from around the world to process biomass (plant derived) waste, extract the usable fractions, and then utilize or sell those extractions for varied applications or in further processes.

Activities during the development stage include developing the business plan, acquiring technology and raising capital.

Pursuant to a share purchase agreement, dated December 30, 2005, BioTex Corporation, consummated an agreement with BTX Holdings, Inc., pursuant to which BioTex Corporation, exchanged all of its 64,186,000 then issued and outstanding shares of common stock for 64,186,000 shares or approximately 89% of the common stock of BTX Holdings, Inc.. This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, BioTex Corporation, is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of BioTex Corporation, with the net assets of BTX Holdings, Inc. deemed to have been acquired and recorded at its historical cost. The statements of operations include the results of BioTex Corporation for the three and nine months ended September 30, 2006 and 2005 and for the period from January 3, 2003 (inception) to September 30, 2006.

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

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

(D) Consolidation

The accompanying September 30, 2006 condensed consolidated financial statements include the accounts of BTX Holdings, Inc (from December 30, 2005) and its 100% owned subsidiary BioTex Corporation. The accompanying September 30, 2005 condensed financial statements include the accounts of BioTex Corporation. All inter-company accounts have been eliminated in the consolidation.

(E) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At September 30, 2006, the Company did not have any balances that exceeded FDIC insurance limits.

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

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

A summary of the status of the Company’s stock options as of September 30, 2006 and the changes during the year ended is presented below:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	5,000,000	$1.15
Granted	-	-

Outstanding at September 30, 2006	5,000,000	$1.15

Options exercisable at September 30, 2006	5,000,000

Weighted average exercise price of options granted to employees
during period ended September 30, 2006	$-

 BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

(I) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2006 and 2005, common share equivalents of 5,000,000 and 5,000,000 stock options, respectively were anti-dilutive and not used in the calculation of diluted net loss per share.

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

(L) Fair Value of Financial Instruments

The carrying amounts of the Company’s accounts payable, accrued expenses, notes payable-related party, and deferred compensation approximate fair value due to the relatively short period to maturity for these instruments.

(M) Recent Accounting Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 2     RESTATEMENT

The Company has restated its September 30, 2005 financial statements to give effect to the beneficial conversion feature on its convertible debt and interest expense. Accordingly financing fees have been restated to give effect to the amortization of the debt discount of $63,110 and interest expense of $5,049, net loss and earning per share have been restated to give effect to the recording of the beneficial conversion feature.

The following table summarizes the effects of the restatement on the Company’s condensed financial statements as of September 30, 2005:

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

	As Reported	As Restated

Income Statement:
Interest Expense	$--	$5,049
Financing costs	--	63,110

Net loss	$(454,716)	$(522,875)

NOTE 3            PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006 were as follows:

Computer	$15,351
Less accumulated depreciation	(7,010)

$8,341

During the three and nine months ended September 30, 2006 and 2005 and the period January 8, 2003 (Inception) to September 30, 2006 the Company recorded depreciation expense of $1,173, $3,521, $935, $1,682 and $7,010, respectively.

NOTE 4       PURCHASE OF INTELLECTUAL PROPERTY

During January 2005, the Company entered into an agreement with BioReduction Technology, LLC, pending the Company's acceptance of a working prototype. Whereby the Company has the right to acquire an exclusive license to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the bio reduction technology and any improvements to such technology throughout the entire world. In exchange for the aforementioned license, the Company has agreed to issue up to 1,500,000 shares of common stock valued at $1,500,000 the fair market value on the agreement date and an option to purchase 300,000 additional shares of common stock, which will be exercisable at a price of $5.00 per share. As of September 30, 2006 the Company has not received a working prototype and has not closed on the agreement.

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

 BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

On December 29, 2005, the Company entered into an agreement with Dexion International, Ltd to acquire all rights and interest in its patent application number 5425221.8 for Hypercritical Separation Technology that was filed with the European Patent Office on April 15, 2005. Upon successful testing, the rights, title and interest to the technology are being acquired by us at a cost of $2.5 million and 5,800,000 shares of common stock. Additionally, pending successful testing of the technology, the Company has agreed to acquire Dexion's HST machine for $500,000 and to establish a research and development facility for the technology. As of September 30, 2006 the Company has not completed testing.

NOTE 5       NOTES PAYABLE - RELATED PARTIES

Notes payable	$279,750
Discount	(17,899)

Balance	$261,851

In March, 2006 the Company borrowed $5,000 from a stockholder. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 15%. In August, the note was extended to September 30, 2006 and the Company agreed to issue 5,000 shares of common stock in consideration for the extension. The note is currently in default.

In April, 2006 The Company borrowed $25,000 from a stockholder. The note is unsecured, is due four months from the date of issuance and bears interest at a rate of 10%. The Company issued the note holder 50,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $25,000. The value is being amortized over the term of the note. At September 30, 2006 the Company recorded a discount on the notes of $0 and amortization of $35,000. The note is currently in default.

In May, 2005 the Company borrowed $5,000 from a stockholder. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 7%. In June, 2006 the note was extended to October 15, 2006. The note is currently in default.

During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The note was extended until December 31, 2006. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.25 per share. During the three and nine months ended September 30, 2006 and 2005 and the period January 8, 2003 (Inception) to September 30, 2006 the Company recorded financing fees for the beneficial conversion of $0, $0, $21,424 $63,289 and $85,000, respectively. On September 1 , 2006 the officer, director and shareholder converted $40,000 of principal and $2,751 of accrued interest into 855,020 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest.

 BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

On December 27, 2005, the Company borrowed $15,000 from a related party. The note is unsecured and is due twelve months from the date of issuance and bears interest at a rate of 10%.

On December 28, 2005, the officer, director and shareholder loaned the Company $40,000 at a rate of 10% per annum. The principle and interest are due on December 31, 2006. The note is unsecured. In September 2006 the officer, director and shareholder converted $40,000 of principal and $2,751 of accrued interest into 855,020 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest.

In March 2006 a related party repaid an existing unsecured note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new unsecured note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006.

In April 2006 The Company borrowed $50,000 from a related party. The note is unsecured and is due December 31, 2006 and bears interest at a rate of 15%. The Company issued the note holder 125,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $50,000. The value is being amortized over the term of the note. At September 30, 2006 the Company recorded a discount on the notes of $17,899 and amortization of $32,101 as of September 30, 2006.

During the nine months ended September 30, 2006, officer, director and shareholder loaned the Company an additional $37,250. The balance accrued interest at a rate of 10% per annum, is unsecured, and is due on December 31, 2006.

 On August 4, 2006, the Company borrowed $35,000 from a related party. The note is unsecured and is due six months from the date of issuance and bears interest at a rate of 15%.

NOTE 6       JOINT VENTURE

On August 15, 2005, the Company agreed to enter into an agreement with the Citrus Products of Belize Limited (“CPBL”). Pursuant to the Agreement, the Company and CPBL formed a joint venture named BTX Citrus Belize, Ltd. (“BTXC”) for the purpose of building a plant in Belize for waste peel processing. Pursuant to the terms of the Agreement, the Company will own 65% and CPBL will own 35% of the joint venture company. As of September 30, 2006 the joint venture has not been formed.

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

NOTE 7       STOCKHOLDERS’ EQUITY

(A) Common Stock Issued to Founders

During January 2003 the Company issued 15,746,000 shares of common stock to founders for a capital contribution of $2,000.

In August 2006 one of the founders returned 50,000 shares of common stock with a par value of $50. The Company retired the share of common stock in August 2006.

(B) Common Stock Issued for Cash

In 2005, the Company sold a total of 3,115,000 shares of common stock to 22 individuals for cash of $623,000 ($.20 per share).

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

In 2006, the Company sold a total of 40,000 shares of common stock to an individual for cash of $10,000 ($.25 per share).

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

(E) Common Stock Issued for Notes Payable

In September 2006 the officer, director and shareholder converted $40,000 of principal and $2,751 of accrued interest into 855,020 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest.

(F) Common Stock Issued for Technology

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

(G) Capital Contribution

In December, 2005 the Company’s CEO elected to forgo $880 of amounts owed to him for management fees. This amount has been recorded as in-kind contribution of services at December 31, 2005

(H) Reverse Mergers

On June 9, 2005, pursuant to the Stock Purchase Agreement and Share Exchange, the Company issued a total of 2,825,000 shares of the Company’s common stock to the shareholders of Capital Ventures I.

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

(I) Shares in Escrow

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

During July 2006, the Company cancelled 1,500,000 shares held in escrow pending the acceptance of the agreement between the Company and Bio Reduction Technology, LLC as the agreement does not require shares to be held in escrow. Upon acceptance of the technology by the Company, we will issue up to 1,500,000 shares of common stock and 300,000 warrants. As of November 1, 2006, the transaction has not closed.

(J) Stock Split

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

NOTE 8       RELATED PARTY TRANSACTIONS

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

On December 28, 2005, the officer, director and shareholder loaned the Company $40,000 at a rate of 10% per annum. The principle and interest are due on December 31, 2006. In September 2006 the officer, director and shareholder converted $40,000 of principal and $2,751 of accrued interest into 855,020 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest.

In March, 2006 the Company borrowed $5,000 from a stockholder. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 15%. In August, the note was extended to September 30, 2006 and the Company agreed to issue 5,000 shares of common stock in consideration for the extension. The note is currently in default.

In April, 2006 The Company borrowed $25,000 from a stockholder. The note is unsecured, is due four months from the date of issuance and bears interest at a rate of 10%. The Company issued the note holder 50,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $25,000. The value is being amortized over the term of the note. At September 30, 2006 the Company recorded a discount on the notes of $0 and amortization of $35,000. The note is currently in default.

In May, 2005 the Company borrowed $5,000 from a stockholder. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 7%. In June, 2006 the note was extended to October 15, 2006. The note is currently in default.

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

During the nine months ended September 30, 2006, the officer, director and shareholder loaned the Company an additional $37,250. The balance accrued interest at a rate of 10% per annum and is due on December 31, 2006.

NOTE 9       COMMITMENTS AND CONTINGENCIES

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

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

(B) Joint Venture

During August 2005, the Company agreed to form a majority-owned venture, BTX Citrus Belize, Ltd. (hereinafter known as “BTXC”), with Citrus Products Of Belize Ltd. (“CPBL”), comprised of the Company’s capital funding and citrus peel processing equipment. CPBL is providing the land, free citrus peels for 10 years and is placing $700,000 in an escrow account for a period of no longer than four months. As a result of this transaction, BioTex Corp. (“BIOTEX”) will have a 65% ownership interest. The remaining 35% shall be owned by Citrus Products Of Belize Ltd. (“CPBL”).  (See Note 6)

NOTE 10      GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a stockholders’ deficiency of $514,162, a working capital deficiency of $522,503 and used cash in operations from inception of $884,960. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 11      SUBSEQUENT EVENTS

On October 12, 2006, the Company borrowed $17,700 from a related party. The note is unsecured, is due 115 days from the date of issuance and bears interest at a rate of 15%.

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

Subject to the requisite financing, we believe that we can complete the following objectives within the time period specified:

New Facilities

We intend to finance the development of several new facilities and have such facilities in operation during 2007. These will be on-site locations owned, leased and/or operated by BioTex, where we will joint venture with existing operations to process wet citrus peel into specific products. We intend to build a demonstration facility in Florida, and additionally we intend to build facilities in Belize and California. Although we do not have any agreements in place for facilities in Florida or California, we are in negotiations with several juicing operations, and it is our intention to open our demonstration facility in Florida in the first quarter of 2007. This will be a pilot operation and we estimate the cost of equipment to be $150,000 which will be financed internally. Assuming we receive financing on a timely basis, we believe this can be accomplished in this time period since the facility would only take a month to build.

We estimate that the additional planned facilities will cost $18.5 million to become fully operational. We intend to secure the funding necessary and to begin construction of the Belize facility during the 1st Quarter of 2007. Pending successful negotiation with juicing plants in Florida and California to build CST facilities, we intend to secure funding and begin construction under the following cost and time projections; 1st Quarter of 2007, build the Belize operation, $11 million; 3rd Quarter 2007, build the Florida operation, $2.5 million; 4th Quarter 2007, build the California operation, $5 Million.We presently do not have the funds available to finance these activities, however management believes that actions presently being taken to obtain additional funding will be successful and will allow us to construct the aforementioned facilities in a timely manner. We intend to raise the funds through equity sales and debt, though no definitive agreements have been signed yet.

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

On December 29, 2005, we entered into an agreement with Dexion International, Ltd to acquire all rights and interest in its patent application number 5425221.8 for Hypercritical Separation Technology that was filed with the European Patent Office on April 15, 2005. Upon successful testing, the rights, title and interest to the technology are being acquired by us at a cost of $2.5 million and 5,800,000 shares of common stock. Additionally, pending successful testing of the technology, we have agreed to acquire Dexion’s HST machine for $500,000 and to establish a research and development facility for the technology. The technology has not yet been demonstrated to our satisfaction and we have not closed on the transaction. We intend to continue testing and intend to close on this transaction in the 4th Quarter of 2006.

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

As part of our agreement with Dexion International, Ltd., pending successful testing, we will purchase the existing HST machine at a cost of $500,000 and establish a research and development center during the first half of 2007, where the machine will be used for testing the marketing applications specific to the HST machine’s processing of organic and inorganic waste streams. Additional uses for the machine will also be developed through the continual testing of newly contemplated feed stocks. Our research and development will be focused on the following initiatives:

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

We anticipate that our operational as well as general and administrative expenses for the next 12 months will total $24,189,000. The breakdown is as follows:

Operating and Capital Expenditures
Research and Development	$120,000
Contractual Obligations	2,500,000
Equipment Purchase (HST Machine)	500,000
New Facilities	18,650,000
Total Operating Expenses		21,770,000
General and Administrative
Automotive	$24,000
Depreciation and Amortization	1,335,000
Employee Recruiting and Training	24,000
Insurance	90,000
Legal and Professional	150,000
Office Salaries	320,000
Outside Services	45,000
Payroll expenses	81,000
Postage and Shipping	1,000
Rent	72,000
Repairs and Maintenance	12,000
Sales and Marketing	75,000
Subscriptions and Memberships	6,000
Supplies (office and operating)	8,500
Taxes and Licenses	5,000
Telephone	25,000
Travel and Ent.	142,500
Utilities	3,000
Total General Administration		$2,419,000

Total Expenses		$24,189,000

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

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no operations, a stockholders' deficiency of $514,162, and a working capital deficiency of $522,503 and used cash in operations from inception of $884,960. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Current cash on hand is insufficient to support our operations for the next twelve months , however, we believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2006, we have assets of $13,280 consisting of cash of $4,439, prepaid expenses of $500 and property and equipment of $8,341 and total liabilities of $527,442 consisting of accounts payable of $98,090; and accrued payroll of $143,067; and accrued interest of $23,615 and notes payable of $261,851.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

On December 28, 2005, the officer, director and shareholder loaned the Company $40,000 at a rate of 10% per annum. The principle and interest are due on December 31, 2006. In September 2006 the officer, director and shareholder converted $40,000 of principal and $2,751 of accrued interest into 855,020 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued

In August 2006 one of the founders returned 50,000 shares of common stock with a par value of $50. The Company retired the share of common stock in August 2006.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

BTX HOLDINGS, INC.
Registrant

Date: November 14, 2006	By: /s/ Scott J. Silverman
Scott J. Silverman
President, Chief Executive Officer,
Chairman of Board of Directors