Form 10KSB
period 2006-12-31
BTX HOLDINGS INC
filed 2007-03-09
CIK 1268238

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Yes ☒ No ☐

Revenues for year ended December 31, 2006: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2006, was: $6,740,406

Number of shares of the registrant’s common stock outstanding as of March 9, 2007 was: 34,043,020

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

BioTex Corp. has acquired a separation and extraction technology with specific applications to the citrus industry. This Citrus Separation Technology, or “CST”, can process raw citrus biomass waste, such as orange, grapefruit, lemon, lime and tangerine peels and pumice. Because citrus peel begins to ferment immediately after juicing, we will joint venture with existing citrus juicing companies in order make the best use of the peel. The peel will be cut and mixed with water to create slurry. The slurry will then undergo several processes to remove the sugars, in the form of Fermentable Citrus Sugar Syrup (FCSS), and the d-limonene, or citrus oil. The FCSS will then either be sold for use in food production, or where economically feasible, will be utilized in further secondary processing for ethanol production. The d-limonene will be sold to the chemical or perfume industries for use in their products. The remaining solid citrus peel will then be dried, and converted into our proprietary and trademarked CitraSorb and CitraFiber products which are used for pet bedding and litter, citrus flour, food filler, industrial absorbents, pectin production and press cake which is used in food products for human and animal consumption.

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

Patents and Proprietary Protection

BioTex Corp. relies on a combination of patent, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. In May, 2005, the company obtained the exclusive ownership of all of the rights, title and interest in and to the Method and Process Patent #7,060,313, which was granted on June 13, 2006. The patent relates to the separation of various organic streams from citrus waste and all related products. Additionally, we have acquired the CITRASORB trademark (reg. no. 2711964) and CITRAFIBER trademark (reg. no. 2830419).

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

Our processing technologies, and those we are under agreement to acquire, fall into two methods to separate the various biomass fractions: wet separation or dry separation. In the single phase process the end products are utilized in their current state. In some cases methods are combined in a multi-phase process to derive secondary value added products. While we are under agreements to acquire several technologies, there can be no guarantee that testing and demonstration will be acceptable to us resulting in our non-acceptance of the technologies.

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

Applications utilizing several proprietary technologies as a Multi-stage process:

The BRT machine and CST process can also be utilized as the first part of a multi-stage process. This will only occur in locations where enough waste is generated to warrant more complex processing methodologies. In the first stage, the BRT could remove the free liquid from the biomass and, depending on the makeup of the effluent: The liquid can be disposed in the sewage system or reserved and sold as fertilizer. Additionally, in the first stage, the CST will process citrus peel into the above mentioned products and the oils will be sold and the Fermentable Citrus Sugar Syrups will be utilized for alcohol production or as a feedstock for renewable energy producers. In the second stage, the HST machines would utilize the solid output from both of the above first stage processes. The HST process is capable of separating biomass streams into their fundamental fractions, such as protein, cellulose, hemicellulose, starch, fiber, lignin and others. Each of these fractions can be used in further secondary processes to create other usable and renewable products.

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

Agriculture and Organic Product Industries

Upon BioTex Corp.'s acceptance of the technologies, we intend to lease the BRT equipment to customers such as supermarkets, farms and agricultural processors, waste transfer stations and other industries that create great quantity of biomass. It is in these industries that we intend to form joint ventures to install our CST or the BRT together with the HST machines. The citrus industry, for instance, must dispose of its pumace (seeds, stems, peels and pulp) once the juice is squeezed. This material is high in flavonoids, which can be used in the pharmaceutical and nutraceutical industries, and oils, which can be used in the chemical industry.

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

ITEM 2.     DESCRIPTION OF PROPERTY

Our executive offices are located at 1400 Cypress Creek Road, Fort Lauderdale, Florida. This space is provided to us by one of our shareholders at no cost. We believe that this space is sufficient and adequate for our current business needs and as business warrants we may expand into a different location. Currently, the only business engaged in at such office is daily administration, sales and management.

ITEM 3.     LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Public Market for Common Stock

Our common stock is currently traded on the OTC Bulletin Board under the symbol “BTXO.” Our common stock has been quoted on the OTC Bulletin Board since July 26, 2005. The following table sets forth the range of high and low bid quotations for each quarter of the year ended December 31, 2006. These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

YEAR	QUARTER	HIGH	LOW

2006	First	$0.73	$0.34
2006	Second	$0.54	$0.25
2006	Third	$0..25	$0.70
2006	Fourth	$0.70	$0.30

Holders

As of March 9, 2007, we had approximately 214 shareholders of record. Such shareholders of record held 34,043,020 shares of our common stock.

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

Recent Sales of Unregistered Securities

In March 2006 the Company issued 450,000 shares of common stock valued at $153,000 for investor relations. The term of the agreement is from June 1, 2006 to June 1, 2007. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities act of 1933.

In April 2006 the Company issued 50,000 shares of common stock with a fair value of $25,000 for financing fees in relation to a note payable. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities act of 1933.

In April 2006, the Company issued a related party 125,000 shares of common stock with a fair value of $50,000 for financing fees in relation to a note payable. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities act of 1933.

In June 2006 the Company issued 50,000 shares of common stock with a fair value of $15,000 for consulting services. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities act of 1933.

In September 2006, The Company issued 5,000 shares of common stock with fair value of $3,500 for consideration of a note payable extension.

In September 2006, a related party converted $40,000 of principal and $2,751 of accrued interest into 855,020 shares of common stock. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities act of 1933.

In 2006, the Company sold a total of 40,000 shares of common stock to an individual for cash of $10,000. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities act of 1933.

Stock Option Grants

Mr. Robert Allen Jones has the option to purchase 1,500,000 shares of our common stock at an exercise price of $1.00 per share for a period of three years which shall expire on May 16, 2008, pursuant to BioTex Corp’s Agreement to purchase the exclusive global license to the Citrus Separation Technology.

Mr. Silverman received options to purchase 5,000,000 shares of our common stock in the following quantities and at the following exercise prices: 1,000,000 shares at $0.50; 1,000,000 shares at $0.75; 1,000,000 shares at $1.00; 1,000,000 shares at $1.50 and 1,000,000 shares at $2.00. All options shall expire on December 31, 2015.

There are no other options to purchase our securities outstanding. We may in the future establish an incentive stock option plan for our directors, employees and consultants.

Equity Compensation Plan Information

The following table sets forth certain information as of March 9, 2007, with respect to compensation plans under which our equity securities are authorized for issuance:

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

Plan of Operations

Our plan of operations for the next fifteen months is focused on the following primary objectives.

1.	Complete testing and close on contracts for technologies currently under agreements

2.	Raising capital through private debt or equity offerings;

3.	Find additional customers to purchase or lease machinery from us or enter into joint venture or strategic partner arrangements

4	Assemble new facilities to operate and demonstrate our technologies

5.	Implement Sales & Marketing of value added products derived from our technology

6.	Further develop and enhance our technology; and continue research and development for new applications of existing technologies and seek out new technologies

Subject to the requisite financing, we believe that we can complete the following objectives within the time period specified:

New Facilities

We intend to finance the development of several new facilities and have such facilities in operation during 2007. These will be on-site locations owned, leased and/or operated by BioTex, where we will joint venture with existing operations to process wet citrus peel into specific products. We intend to build a demonstration facility in Florida, and additionally we intend to build a facility in Belize. Although we do not have any agreements in place for additional facilities, it is our intention to open our demonstration facility in Florida in the Second quarter of 2007. This will be a pilot operation and we estimate the cost of equipment to be $150,000 which will be financed internally. Assuming we receive financing on a timely basis, we believe this can be accomplished in this time period since the facility would only take a month to build.

We estimate that the additional planned facilities will cost $11 million to become fully operational. We intend to secure the funding necessary and to begin construction of the Belize facility during the 3rd Quarter of 2007. We presently do not have the funds available to finance these activities, however management believes that actions presently being taken to obtain additional funding will be successful and will allow us to construct the aforementioned facilities in a timely manner. We intend to raise the funds through equity sales and debt, though no definitive agreements have been signed yet.

Sales Marketing

All sales will initially be generated through direct sales with three internal employees: We are in preliminary talks with several customers, although no contracts have been consummated for the leasing of our machines. Sales and marketing expenditures are budgeted at $75,000 for the next twelve months. Our sales success depends on the following fundamental points:

1.	Demonstrating proof of our technology and its applications for producing value added products

2.	Providing increased cost savings and profit

3.	Introducing and educating customers on our technology and our processes

We will initially focus our marketing efforts on establishing joint ventures that will utilize our Citrus Separation Technology (CST) and of the Hypercritical Separation Technology (HST) for the processing of biomass waste streams, pending completion of our due diligence and acquisition, as well as leasing or selling individual BioReduction Technology (BRT) machines:

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

We anticipate that our operational as well as general and administrative expenses for the next 12 months will total $16,460,000. The breakdown is as follows:

Operating and Capital Expenditures
Research andDevelopment	$120,000
Contractual Obligations	2,500,000
Equipment Purchase (HST Machine)	500,000
New Facilities	11,000,000
Total Operating Expenses		$14,120,000
General and Administrative
Automotive	$24,000
Depreciation and Amortization	1,335,000
Employee Recruiting and Training	24,000
Insurance	25,000
Legal and Professional	150,000
Office Salaries	320,000
Outside services	45,000
Payroll expenses	81,000
Postage and Shipping	1,000
Rent	72,000
Repairs and Maintenance	12,000
Sales and Marketing	75,000
Subscriptions and Memberships	6,000

Supplies (office and operating)	8,500
Taxes and Licenses	5,000
Telephone	10,000
Travel & Entertainment	142,500
Utilities	4,000
Total General Administrative		$2,340,000

Total Expense		$16,460,000

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

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no operations, a stockholders' deficiency of $622,041, and a working capital deficiency of $629,209 and used cash in operations from inception of $(928,827). This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2006, we have assets of $9,451 consisting of cash of $0, prepaid expenses of $2,283 and property and equipment of $7,168 and total liabilities of $631,492 consisting of accounts payable of $90,067 and accrued expenses of $221,707, an amount of $283,450 due to related parties, and notes payable of $35,000.

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

The Company does not currently have the funds to pay these loans. However, no demand for payment has been received, and the company intends to secure financing for working capital as well as to pay the debt.

In January 2007, the Company borrowed $17,000 from a stockholder. The note is unsecured, is due February 28, 2007, and bears interest at a rate of 15%. In March, 2007, the note was extended to March 31, 2007.

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

Stock Based Compensation

The Company applies SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.

During the year ended December 31, 2005, the Company granted 5,000,000 options to it’s President with the following terms; 1,000,000 shares at $.50, 1,000,000 at $.75, 1,000,000 at $1.00, 1,000,000 at $1.50 and 1,000,000 at $2.00. All options expire December 31, 2015.

Long Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. A 100% or $500,000 impairment charge was recorded in 2005 for the Citrus Separation Technology acquired during the year as it was determined by management that the future value was impaired.

 ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the report of auditors, are as follows:

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATEDBALANCE SHEET AS OF DECEMBER 31, 2006

PAGE	F-3	CONSOLIDATEDSTATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO DECEMBER 31, 2006

PAGE	F-4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO DECEMBER 31, 2006

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO DECEMBER 31, 2006

PAGES	F-6 - F-16	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
BTX Holdings, Inc. and Subsidiary
(a development stage company)

We have audited the accompanying consolidated balance sheet of BTX Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2006 and 2005 and for the period from January 8, 2003 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from January 8, 2003 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company is in the development stage with no operations, has a net loss of $2,094,639 from inception, a negative cash flow from operations of $928,827 from inception , a working capital deficiency of $629,209 and a stockholders' deficiency of $622,041. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
February 26, 2007

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2006
ASSETS

CURRENT ASSETS
Prepaid expenses	$2,283
TOTAL CURRENT ASSETS	2,283

Property and Equipment, net	7,168

TOTAL ASSETS	$9,451

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Cash overdraft	$728
Accounts payable	90,607
Accrued payroll	188,878
Accrued interest	32,829
Convertible notes payable - related party	87,000
Notes payable- related party	196,450
Notes payable	35,000

TOTAL CURRENT LIABILITIES	631,492

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,043,020 shares issued and outstanding	34,043
Additional paid in capital	1,501,851
Deferred compensation	(63,296)
Accumulated deficit during development stage	(2,094,639)
Total Stockholders’ Deficiency	(622,041)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$9,451

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For The Period From January 8, 2003 (Inception) to December 31, 2006
	Year Ended December 31,
	2006	2005
OPERATING EXPENSES
Consulting fees	$14,203	$163,360	$212,863
Management fees - related party	-	79,000	84,000
Professional fees	108,576	134,239	267,815
Research and development	59,193	74,925	156,118
Impairment of technology	-	500,000	500,000
General and administrative	316,809	221,248	538,084
Total Operating Expenses	498,781	1,172,772	1,758,880

LOSS FROM OPERATIONS	(498,781)	(1,172,772)	(1,758,880)

OTHER EXPENSES:
Interest Expense	(24,902)	(7,227)	(33,265)
Financing fees	(217,494)	(70,795)	(302,494)
Total Other Expenses	(242,396)	(78,022)	(335,759)

LOSS BEFORE PROVISION FOR INCOME TAXES	(741,177)	(1,250,794)	(2,094,639)

Provision for Income Taxes	-	-	-

NET LOSS	$(741,177)	$(1,250,794)	$(2,094,639)

Net loss per share - basic and diluted	$(0.02)	$(0.06)	$(0.09)

Weighted average number of shares outstanding during the period - basic and diluted	33,292,431	20,766,155	22,479,214

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’ DEFICIENCY

FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO DECEMBER 31, 2006

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

BALANCE, JANUARY 8, 2003 (Inception)	-	$-	-	$-	$-	-	$-	$-

Issuance of founders stock	-	-	15,746,000	15,746	(13,746)	-	-	2,000

Net loss, 2003	-	-	-	-	-	-	-	-

BALANCE, DECEMBER 31, 2004	-	-	15,746,000	15,746	(13,746)	-	-	2,000

Beneficial conversion on convertible debt	-	-	-	-	85,000	-	-	85,000

Net loss, 2004	-	-	-	-	-	-	(102,668)	(102,668)

BALANCE, December 31, 2004	-	-	15,746,000	15,746	71,254	-	(102,668)	(15,668)

Sale of common stock for cash	-	-	3,115,000	3,115	619,885	-	-	623,000

Stock issued to acquire technology	-	-	2,500,000	2,500	497,500	-	-	500,000

Common stock issued for reverse merger	-	-	2,825,000	2,825	(2,825)	-	-	-

Common stock issued for reverse merger	-	-	165,507,000	165,507	(165,507)	-	-	-

Repurchase and cancellation of common stock	-	-	(157,375,000)	(157,375)	107,375	-	-	(50,000)

Common stock issued for financing fees on note payable	-	-	50,000	50	9,950	-	-	10,000

In-kind contribution of management services	-	-	-	-	880	-	-	880

Common stock issued for legal services	-	-	150,000	150	29,850	-	-	30,000

Net loss, 2005	-	-	-	-	-	-	(1,250,794)	(1,250,794)

BALANCE, December 31, 2005	-	-	32,518,000	32,518	1,168,362	-	(1,353,462)	(152,582)

Sale of common stock				40	9,960	-	-	10,000

Common stock issued for services	-	-		500	167,500	(153,000)	-	15,000

Common stock issued for financing fees on note payable	-	-	180,000	180	78,320	-	-	78,500

Conversion on notes payable and accrued interest	-	-		855	77,659	-	-	78,514

Retirement of common stock	-	-	(50,000)	(50)	50	-	-	-

Amortization of deferred compensation	-	-	-	-	-	89,704	-	89,704

Net Loss, 2006	-	-	-	-	-	-	(741,177)	(741,177)

Balance December 31, 2006	-	$-	34,043,020	34,043	1,501,851	(63,296)	$(2,094,639)	$(622,041)

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		For The Period From January 8, 2003 (Inception) to
	2006	2005	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(741,177)	$(1,250,794)	$(2,094,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	189,371	101,128	304,704
Common stock issued for financing fees	3,500	-	3,500
Beneficial conversion expenses	35,763	-	35,763
Depreciation expense	4,694	3,489	8,183
Impairment of technology	-	500,000	500,000
In-kind contribution of services	-	880	880
Changes in operating assets and liabilities:
(Increase) / Decrease in prepaid expenses	4,758	(2,041)	(2,283)
Accrued payroll	65,707	3,416	93,358
Accrued interest	185,462	6,894	188,878
Accounts payable	24,800	27,649	32,829
Net Cash Used In Operating Activities	(227,122)	(609,379)	(928,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(15,351)	(15,351)
Net Cash Used In Investing Activities	-	(15,351)	(15,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	728	-	728
Proceeds from notes payable	-	10,000	35,000
Repayments of notes payable	(20,000)	(15,000)	(35,000)
Proceeds from notes payable related party	181,450	57,000	323,450
Proceeds from notes payable	35,000	-	35,000
Repurchase and retirement or treasury stock	-	(50,000)	(50,000)
Proceeds from issuance of common stock	10,000	633,000	635,000
Net Cash Provided By Financing Activities	207,178	635,000	944,178

NET INCREASE (DECREASE) IN CASH	(19,944)	10,270	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,944	9,674	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$19,944	$-

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$500	$500

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convirtible debt and accrued interest to common stock	$42,751	$-	$42,751

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

Pursuant to a share purchase agreement, dated December 30, 2005, BioTex Corporation, consummated an agreement with BTX Holdings, Inc., pursuant to which BioTex Corporation, exchanged all of its 12,837,200 then issued and outstanding shares of common stock for 12,837,200 shares or approximately 89% of the common stock of BTX Holdings, Inc.. This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, BioTex Corporation, is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of BioTex Corporation, with the net assets of BTX Holdings, Inc. deemed to have been acquired and recorded at its historical cost. The statements of operations include the results of BioTex Corporation for the years ended December 31, 2006 and 2005 and for the period from January 3, 2003 (inception) to December 31, 2006.

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

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

(C) Consolidation

The accompanying consolidated financial statements include the accounts of BTX Holdings, Inc and its 100% owned subsidiary BioTex Corporation.

  All inter-company transactions have been eliminated in consolidation.

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2006 and 2005, the Company did not have any balances that exceeded FDIC insurance limits.

(E) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

(F) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2006 and 2005, the Company has a net operating loss carryforward of approximately $1,583,992 and $853,268 respectively, available to offset future taxable income through 2026. The valuation allowance at December 31, 2006 and 2005 was $596,056 and $317,544, respectively. The net change in the valuation allowance for the year ended December 31, 2006 was an increase of $278,512.

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

(G) Stock-Based Compensation

Effective January 1, 2006 The Company adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Prior to the adoption of SFAS 123R the Company accounted for stock options in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.

Under the modified prospective approach, the provisions of SFAS 123R apply to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased pr cancelled. Under the modified prospective approach, compensation cost recognized in the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant -date fair value estimated in accordance with the original provisions of SFAS 123, and the compensation costs for all share-based payments granted subsequent to January 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

During the year ended December 31, 2005, the Company granted 5,000,000 options to it’s President with the following terms; 1,000,000 shares at $.50, 1,000,000 at $.75, 1,000,000 at $1.00, 1,000,000 at $1.50 and 1,000,000 at $2.00. All options expire December 31, 2015.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: dividend yield of zero; expected volatility of 1%, risk-free interest rate of 3.5%; expected life of 5 years.

dividend yield of zero; expected volatility of .001%, risk-free interest rate of 3.5%; expected life of 5 years. The Company determined the value to be immaterial.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R for the year ended December 31, 2005.

		2005
Net loss available to common stockholder’s	As Reported	$(1,250,794)
Proforma		$(1,250,794)

Basic and Diluted loss per share	As Reported	$(0.30)
Proforma		$(0.30)

A summary of the status of the Company’s stock options as of December 31, 2006 and the changes during the year ended is presented below:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	5,000,000	$1.15
Granted	-	-

Outstanding at December 31, 2006	5,000,000	$1.15

Options exercisable at December 31, 2006	5,000,000

Weighted average exercise price of options granted to employees
during period ended December 31, 2006	$1.15

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2006 and 2005, common share equivalents of 6,500,000 stock options and warrants and 348,000 shares issuable uner convertible notes payable were anti-dilutive and not used in the calculation of diluted net loss per share.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. A 100% or $500,000 impairment charge was recorded in 2005 for the Citrus Separation Technology acquired during the year as it was determined by management that the future value was impaired.

K) Fair Value of Financial Instruments

The carrying amounts of the Company’s accounts payable, accrued expenses, notes payable related party, notes payable and deferred compensation approximate fair value due to the relatively short period to maturity for these instruments.

(L) Recent Accounting Pronouncements

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

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2     PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 were as follows:

Computer	$15,351
Less accumulated depreciation	(8,183)

$7,168

During the years ended December 31, 2006 and 2005, and the period January 8, 2003 (Inception) to December 31, 2006 the Company recorded depreciation expense of $4.694, $3,489 and $8,183, respectively.

NOTE 3       PURCHASE OF INTELLECTUAL PROPERTY

During January 2005, the Company entered into an agreement with BioReduction Technology, LLC, pending the Company's acceptance of a working prototype. Whereby the Company has the right to acquire an exclusive license to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the bio reduction technology and any improvements to such technology throughout the entire world. In exchange for the aforementioned license, the Company has agreed to issue up to 1,500,000 shares of common stock valued at $1,500,000 the fair market value on the agreement date and an option to purchase 300,000 additional shares of common stock, which will be exercisable at a price of $5.00 per share. As of December 31, 2006 the Company has not received a working prototype and has not closed on the agreement.

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

On December 29, 2005, the Company entered into an agreement with Dexion International, Ltd to acquire all rights and interest in its patent application number 5425221.8 for Hypercritical Separation Technology that was filed with the European Patent Office on April 15, 2005. Upon successful testing, the rights, title and interest to the technology are being acquired by us at a cost of $2.5 million and 5,800,000 shares of common stock. Additionally, pending successful testing of the technology, the Company has agreed to acquire Dexion's HST machine for $500,000 and to establish a research and development facility for the technology. As of December 31, 2006 the Company has not completed testing.

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
NOTE 4       NOTES PAYABLE - RELATED PARTIES

During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The note was extended until December 31, 2006. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.25 per share. During the years ended December 31, 2006 and 2005 and the period January 8, 2003 (Inception) to December 31, 2006 the Company recorded financing fees for the beneficial conversion of $0, $70,795, and $85,000, respectively. As of December 31, 2006 the Company has recorded accrued interest of $15,144. In January 2007 the officer, director and shareholder extended the maturity date to March 31, 2007.

On December 27, 2005, the Company borrowed $15,000 from a related party. The note is unsecured and is due twelve months from the date of issuance and bears interest at a rate of 10% In December 2006 the term of the note was extended to February 28, 2007 In March 2007, the loan was further extended until March 31, 2007. As of December 31, 2006 the Company has recorded accrued interest of $1,500.

On December 28, 2005, a related party loaned the Company $40,000 at a rate of 10% per annum. The principle and interest were due on December 31, 2006 and was unsecured. On September 1, 2006 the related party converted $40,000 of principal and $2,751 of accrued interest into 855,020 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest.

In March 2006 a related party repaid an existing unsecured note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new unsecured note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. As of December 31, 2006 the Company has recorded accrued interest of $2,553.

In April 2006 The Company borrowed $50,000 from a related party. The note is unsecured and is due December 31, 2006 and bears interest at a rate of 15%. The Company issued the note holder 125,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $50,000. The value is being amortized over the term of the note. In December 2006 the term of loan was extended to February 28, 2007. In March 2007 the term of the note was extended to March 31, 2007. At December 31, 2006 the Company recorded amortization of $50,000. As of December 31, 2006 the Company has recorded accrued interest of $5,630
.
During the year ended December 31, 2006, officer, director and shareholder loaned the Company an additional $37,250. The balance accrued interest at a rate of 10% per annum, is unsecured, and is due on December 31, 2006. As of December 31, 2006 the Company has recorded accrued interest of $2,025. In January 2007 the officer, director and shareholder extended the maturity date to March 31, 2007.

 During 2006, the Company borrowed $73,700 from a related party. The notes are unsecured and is due six months from the dates of issuance and bear interest at a rate of 15%. In December 2006 the term of notes were extended to February 28, 2007 In March 2007 the term of the notes were extended to March 31, 2007.. As of December 31, 2006 the Company has recorded accrued interest of $3,024.

NOTE 5       NOTES PAYABLE

In March, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 15%. In August, the note was extended to September 30, 2006 and the Company agreed to issue 5,000 shares of common stock in consideration for the extension. The note is currently in default. As of December 31, 2006 the Company has recorded accrued interest of $233.

In April, 2006 The Company borrowed $25,000 from an individual. The note is unsecured, is due four months from the date of issuance and bears interest at a rate of 10%. The Company issued the note holder 50,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $25,000. The value is being amortized over the term of the note. At December 31, 2006 the Company recorded a discount on the notes of $0 and amortization of $25,000. The note is currently in default. As of December 31, 2006 the Company has recorded accrued interest of $1,719.

In May, 2005 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 7%. In June, 2006 the note was extended to October 15, 2006. The note is currently in default. As of December 31, 2006 the Company has recorded accrued interest of $648.

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

The parties have agreed that the Net Profits generated by BTXC, minus a working capital reserve to be determined by the BTXC board of directors, shall be distributed on a quarterly basis on the same percentage basis as each party's equity ownership. For the purpose of this Agreement, Net Profits has been defined as Gross Revenues from the sale of finished products less all associated costs of operation, including, but not limited to, salaries and wages, utilities, commissions, SG&A, royalties and debt service. An additional 20% of the Net Profits will be retained to establish a sinking fund in order to retire the debt incurred in building the plant until such time that the debt is retired.

NOTE 7       STOCKHOLDERS' EQUITY

(A) Common Stock Issued to Founders

During January 2003 the Company issued 15,746,000 shares of common stock to founders for a capital contribution of $2,000 ($.00012 per share).

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

(C) Common Stock Issued for Services

In December 2005 the Company issued 150,000 shares of common stock with a fair market value of $30,000 for legal services ($.20 per share).

In March 2006 the Company issued 450,000 shares of common stock valued at $153,000 for investor relations. The term of the agreement is from June 1, 2006 to June 1, 2007. As of March 31, 2006 the Company has recorded the value of these shares as deferred compensation and will amortize them over the term of the agreement ($.34 per share).

In June 2006 the Company issued 50,000 shares of common stock with a fair market value of $15,000 for consulting services ($.30 per share).

(D) Common Stock Issued for Financing Fees

In December 2005 the Company issued 50,000 shares of common stock with a fair market value of $10,000 ($.20 per share) for financing fees in relation to a note payable (See Note 4).

In April 2006 the Company issued 50,000 shares of common stock with a fair market value of $25,000 ($.50 per share) for financing fees in relation to a note payable (See Note 5).

In April 2006, the Company issued a related party 125,000 shares of common stock with a fair market value of $50,000 ($.40 per share) for financing fees in relation to a note payable (See Note 4).

In September 2006, the Company issued 5,000 shares of common stock with a fair market value of $3,500 ($.70 per share) for financing fees in relation to a note payable (See Note 5).

(E) Common Stock Issued for Notes Payable

In September 2006 the officer, director and shareholder converted $40,000 of a convertible note payable and $2,751 of accrued interest into 855,020 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest.

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

(F) Common Stock Issued for Technology

The Company issued 2,500,000 shares of common stock with a fair value of $500,000 ($0.20 per share) and 1,500,000 warrants during 2005, at an exercise price of $5.00 per share for the purchase of intellectual technology. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 1%, risk-free interest rate of 4.25%, and expected warrant life of one year. The value was immaterial at the grant date.

(G) Capital Contribution

In December, 2005 the Company's CEO elected to forgo $880 of amounts owed to him for management fees. This amount has been recorded as in-kind contribution of services at December 31, 2005

(H) Reverse Mergers

On June 9, 2005, pursuant to the Stock Purchase Agreement and Share Exchange, the Company issued a total of 2,825,000 shares of the Company's common stock to the shareholders of Capital Ventures I.

On December 30, 2005 pursuant to the Stock Purchase Agreement and Share Exchange, the Company issued a total of 165,507,000 shares of the Company's common stock to the shareholders of BTX Holdings, Inc. simultaneous with the Stock Purchase Agreement and Share Exchange, the Company purchased and retired a total of 157,375,000 shares of its common stock for $50,000 from a former shareholder of King Capital.

(I) Shares in Escrow

During 2005, 5,800,000 shares of common stock were issued into escrow pending the acceptance of the Agreement between the Company and Dexion International Ltd. to acquire the right to Hypercritical Separation Technology. As at February 22, 2007 the Company has not completed the transaction with Dexion and the shares remain in escrow.

During 2005, 1,500,000 shares of common stock and 500,000 warrants with an exercise price of $5.00 were issued into escrow pending the acceptance of the Agreement between the Company and Bio Reduction Technology, LLC to acquire the license to their Bio Reduction Technology. As of February 22, 2007 the Company has not completed the transaction with Bio Reduction Technology, LLC and the shares in escrow were cancelled pending delivery of a working prototype.

During 2005 the Company issued 500,000 shares of common for the a finder's fee which were put into escrow pending the acceptance of the Agreement between the Company and Dexion International Ltd. to acquire the license to their HyperCritical Separation Technology. As at February 22, 2007 the Company has not completed the transaction with Dexion International Ltd. and the shares remain in escrow.

During July 2006, the Company cancelled 1,500,000 shares held in escrow pending the acceptance of the agreement between the Company and Bio Reduction Technology, LLC as the agreement does not require shares to be held in escrow. Upon acceptance of the technology by the Company, we will issue up to 1,500,000 shares of common stock and 300,000 warrants. As of February 22, 2007, the transaction has not closed.

(J) Stock Split

On July 14, 2006, the Company's stockholders approved a 5 for 1 stock split for its common stock. As a result, stockholders of record at the close of business on July 28, 2006, received five shares of common stock for every one shares held. Common stock, additional paid-in capital and share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

NOTE 8       RELATED PARTY TRANSACTIONS

During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The note was extended until December 31, 2006. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.25 per share. During the years ended December 31, 2006 and 2005 and the period January 8, 2003 (Inception) to December 31, 2006 the Company recorded financing fees for the beneficial conversion of $0, $70,795, and $85,000, respectively. As of December 31, 2006 the Company has recorded accrued interest of $15,144. In January 2007 the officer, director and shareholder extended the maturity date to March 31, 2007.

On December 27, 2005, the Company borrowed $15,000 from a related party. The note is unsecured and is due twelve months from the date of issuance and bears interest at a rate of 10% In December 2006 the term of the note was extended to February 28, 2007. In March 2007 the term of the note was extended to March 31, 2007.As of December 31, 2006 the Company has recorded accrued interest of $1,500.

On December 28, 2005, a related party loaned the Company $40,000 at a rate of 10% per annum. The principle and interest were due on December 31, 2006 and was unsecured. On September 1, 2006 the related converted $40,000 of principal and $2,751 of accrued interest into 855,020 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest.

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

In March 2006 a related party repaid an existing unsecured note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new unsecured note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006. In December 2006 the term of the note was extended to February 28, 2007 In March 2007, the term of the note was entended to March 31, 2007. As of December 31, 2006 the Company has recorded accrued interest of $2,553.

In April 2006 The Company borrowed $50,000 from a related party. The note is unsecured and is due December 31, 2006 and bears interest at a rate of 15%. The Company issued the note holder 125,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $50,000. The value is being amortized over the term of the note. In December 2006 the term of loan was extended to February 28, 2007. In March 2007 the term of the note was extended to March 31, 2007.At December 31, 2006 the Company recorded amortization of $50,000. As of December 31, 2006 the Company has recorded accrued interest of $5,630.

During the year ended December 31, 2006, officer, director and shareholder loaned the Company an additional $37,250. The balance accrued interest at a rate of 10% per annum, is unsecured, and is due on December 31, 2006. As of December 31, 2006 the Company has recorded accrued interest of $3,025. In January 2007 the officer, director and shareholder extended the maturity date to March 31, 2007.

 During 2006, the Company borrowed $73,700 from a related party. The note is unsecured and is due six months from the date of issuance and bears interest at a rate of 15%. In December 2006 the term of notes were extended to February 28, 2007. In March 2007 the term of the notes were extended to March 31, 2007.As of December 31, 2006 the Company has recorded accrued interest of $3,024.

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

The Company has agreed to issue the following common stock options:

Options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $.50 expiring in 2015.

Options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $.75 expiring in 2015.

Options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00 expiring in 2015.

Options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.50 expiring in 2015.

Options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $2.00 expiring in 2015.

 (B) Joint Venture

During August 2005, the Company agreed to form a majority-owned venture, BTX Citrus Belize, Ltd. (hereinafter known as “BTXC”), with Citrus Products Of Belize Ltd. (“CPBL”), comprised of the Company's capital funding and citrus peel processing equipment. CPBL is providing the land, free citrus peels for 10 years and is placing $700,000 in an escrow account for a period of no longer than four months. As a result of this transaction, BioTex Corp. (“BIOTEX”) will have a 65% ownership interest. The remaining 35% shall be owned by Citrus Products Of Belize Ltd. (“CPBL”).  (See Note 6)

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 10   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $2,094,639 from inception, a stockholders’ deficiency of $622,041, a working capital deficiency of $629,209 and used cash in operations from inception of $928,827. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 11  SUBSEQUENT EVENTS

In January 2007, the Company borrowed $17,000 from a related party. The note is unsecured and is due February 28, 2007 and bears interest at a rate of 15%. In March 2007 the term of the note was extended to March 31, 2007.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

Name	Age	Position	Date Appointed
Scott J. Silverman	37	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors	December 30, 2005

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, no reports required to be filed were timely filed in fiscal year ended December 31, 2006.

Code Of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Principal Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

 The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Scott Silverman President, Chief	2006	$150,000	0	0	0	0	0	0	$150,000 (2)
Executive Officer,	2005	$48,642	0	0 (1)	0	0	0	0	$48,642
Chief Financial Officer	2004	0	0	0	0	0	0	0	0

(1)Mr. Silverman has options to purchase 1,000,000 shares of our common stock at the following exercise prices: 1,000,000 shares at $0.50; 1,000,000 shares at $0.75; 1,000,000 shares at $1.00; 1,000,000 shares at $1.50 and 1,000,000 shares at $2.00.

(2) Pursuant to his employment agreement with us, Mr. Silverman was entitled to $150,000 for the year ended December 31, 2006. During such time, Mr. Silverman was actually paid $14,000 and the balance of the salary was accrued.

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

(ii) Bonus: Mr. Silverman shall receive a guaranteed bonus of 4% of Net Profits in excess of $10,000,000 and shall also be eligible for additional bonuses determined by the Compensation Committee; (iii) stock options: Mr. Silverman will receive options to purchase 1,000,000 shares of our common stock at the following exercise prices: 1,000,000 shares at $0.50; 1,000,000 shares at $0.75; 1,000,000 shares at $1.00; 1,000,000 shares at $1.50 and 1,000,000 shares at $2.00; (iv) automobile provided with a monthly payment not to exceed $1,500. Mr. Silverman can terminate the agreement upon 3 months prior notice to us. We can terminate Mr. Silverman’s agreement, with or without cause. If we terminate Mr. Silverman without cause, we will owe him 3 years salary, and 25,000,000 shares of restricted common stock with demand registration rights.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of March 9, 2007 all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Dexion International Limited 4th Floor Discovery House St. Jean Road Quatre Barnes, Mauritius (2)	5,800,000	17.04%

Common Stock	Scott J. Silverman 1400 Cypress Creek Road, Fort Lauderdale, Florida 33309	5,775,000	16.96%

Officers and Directors As a Group (1 person)		5,775,000	16.96%

(1)	This percentage is based on 34,043,020 shares of common stock issued and outstanding as of March 9, 2007.

(2)	Pursuant to the agreement between the Company and Dexion International Limited, these shares remain in escrow pending successful demonstration and testing of Dexion’s HST Technology

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to Scott Silverman, an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The note was extended until December 31, 2006. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.25 per share (pre-split). In January 2007 the officer, director and shareholder extended the maturity date to March 31, 2007.

On December 27, 2005, the Company borrowed $15,000 from a party to Scott Silverman, the sole officer and director. The note is unsecured and is due twelve months from the date of issuance and bears interest at a rate of 10% In December 2006 the term of the note was extended to February 28, 2007 In March 2007, the loan was further extended until March 31, 2007.

On December 28, 2005, we entered into a Convertible Debenture with the Scott J. Silverman Family Trust, the Trustee of which is Scott Silverman, our President and Chief Executive Officer, in the amount of $40,000 which bears an interest rate of 10% and is convertible at $1.00 per share. On September 1, 2006 the related party converted $40,000 of principal and $2,751 of accrued interest into 855,020 shares of common stock.

In March 2006 a party related to Scott Silverman repaid an existing unsecured note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new unsecured note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.

In April 2006, the Company borrowed $50,000 from a party related to Scott Silverman. The note is unsecured and is due December 31, 2006 and bears interest at a rate of 15%. The Company issued the note holder 125,000 shares of common stock. In December 2006 the term of loan was extended to February 28, 2007. In March 2007 the term of the note was extended to March 31, 2007.

During the year ended December 31, 2006, Scott Silverman, the sole officer, director and shareholder loaned the Company an additional $37,250. The balance accrued interest at a rate of 10% per annum, is unsecured, and is due on December 31, 2006. In January 2007 the officer, director and shareholder extended the maturity date to March 31, 2007.

During 2006, the Company borrowed $73,700 from a party related to Scott Silverman. The notes are unsecured and is due six months from the dates of issuance and bear interest at a rate of 15%. In December 2006 the term of notes were extended to February 28, 2007 and in March 2007 the terms of the notes were extended to March 31, 2007.

PART IV

ITEM 13.     EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K and Form 8K-A

                None

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2006 and December 31, 2005, the Company was billed approximately $27,330 and $14,390 respectively for professional services rendered for the audit and review of its financial statements.

Tax Fees

For the Company’s fiscal years ended December 31, 2005 and December 31, 2006, the Company incurred no expenses for preparation of its corporate income tax returns.

All Other Fees

The Company did not incur any other fees related to other services rendered by its principal accountant for the fiscal years ended December 31, 2006 and 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BTX HOLDINGS, INC.

By:
SCOTT J. SILVERMAN
Chief Executive Officer Principal Financial Officer, Principal Accounting Officer

Dated:	March 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Scott J. Silverman Scott J. Silverman	Chief Executive Officer Principal Financial Officer, Principal Accounting Officer, and Director	March 9, 2007