Form 10QSB
period 2007-03-31
BTX HOLDINGS INC
filed 2007-05-09
CIK 1268238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007.
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

(954) 776-6600
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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 8, 2007: 35,043,020 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONSOLIDATEDBALANCE SHEET AS OF MARCH 31, 2007 (UNAUDITED)

PAGE	F-2	CONSOLIDATEDSTATEMENTS OF OPERATIONS FOR THE THEE MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGE	F-3	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGES	F-5 - F-13	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$1,597
Prepaid expenses	1,670
TOTAL CURRENT ASSETS	3,267

Property and Equipment, net	5,995

TOTAL ASSETS	$9,262

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$95,139
Accrued payroll	226,378
Accrued interest	42,880
Convertible debt - related party	87,000
Notes payable- related party	238,450
Notes payable	35,000

TOTAL CURRENT LIABILITIES	724,847

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 35,043,020 shares issued and outstanding	35,043
Additional paid in capital	1,650,851
Deferred compensation	(25,570)
Accumulated deficit during development stage	(2,375,909)
Total Stockholders’ Deficiency	(715,585)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$9,262

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For The Period From January 8, 2003 (Inception) to March 31, 2007
	Three Months Ended March 31,
	2007	2006
OPERATING EXPENSES
Consulting fees	$-	$-	$212,863
Management fees - related party	-	-	84,000
Professional fees	209,247	26,361	477,062
Research and development	12,500	10,000	168,618
Impairment of technology	-	-	500,000
General and administrative	49,473	97,442	587,557
Total Operating Expenses	271,220	133,803	2,030,100

LOSS FROM OPERATIONS	(271,220)	(133,803)	(2,030,100)

OTHER EXPENSES:
Interest Expense	(10,050)	(13,528)	(43,315)
Financing fees	-	-	(302,494)
Total Other Expenses	(10,050)	(13,528)	(345,809)

LOSS BEFORE PROVISION FOR INCOME TAXES	(281,270)	(147,331)	(2,375,909)

Provision for Income Taxes	-	-	-

NET LOSS	$(281,270)	$(147,331)	$(2,375,909)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.11)

Weighted average number of shares outstanding during the period - basic and diluted	34,331,909	32,523,000	22,168,253

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER' DEFICIENCY

FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO MARCH 31, 2007
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

BALANCE, JANUARY 8, 2003 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Issuance of founders stock	-	-	15,746,000	15,746	(13,746)	-	-	2,000

Net loss, 2003	-	-	-	-	-	-	-	-

BALANCE, DECEMBER 31, 2004	-	-	15,746,000	15,746	(13,746)	-	-	2,000

Beneficial conversion on convertible debt	-	-	-	-	85,000	-	-	85,000

Net loss, 2004	-	-	-	-	-	-	(102,668)	(102,668)

BALANCE, December 31, 2004	-	-	15,746,000	15,746	71,254	-	(102,668)	(15,668)

Sale of common stock for cash	-	-	3,115,000	3,115	619,885	-	-	623,000

Stock issued to acquire technology	-	-	2,500,000	2,500	497,500	-	-	500,000

Common stock issued for reverse merger	-	-	2,825,000	2,825	(2,825)	-	-	-

Common stock issued for reverse merger	-	-	165,507,000	165,507	(165,507)	-	-	-

Repurchase and cancellation of common stock	-	-	(157,375,000)	(157,375)	107,375	-	-	(50,000)

Common stock issued for financing fees on note payable	-	-	50,000	50	9,950	-	-	10,000

In-kind contribution of management services	-	-	-	-	880	-	-	880

Common stock issued for legal services	-	-	150,000	150	29,850	-	-	30,000

Net loss, 2005	-	-	-	-	-	-	(1,250,794)	(1,250,794)

BALANCE, December 31, 2005	-	-	32,518,000	32,518	1,168,362	-	(1,353,462)	(152,582)

Sale of common stock			40,000	40	9,960	-	0	10,000

Common stock issued for services	-	-	500,000	500	167,500	(153,000)	-	15,000

Common stock issued for financing fees on note payable	-	-	180,000	180	78,320	-	-	78,500

Conversion on notes payable and accrued interest	-	-	855,020	855	77,659	-	-	78,514

Retirement of common stock	-	-	(50,000)	(50)	50	-	-	-

Amortization of deferred compensation	-	-	-	-	-	89,704	-	89,704

Net Loss, 2006	-	-	-	-	-	-	(741,177)	(741,177)

Balance December 31, 2006	-	-	34,043,020	34,043	1,501,851	(63,296)	(2,094,639)	(622,041)

Common stock issued for services	-	-	1,000,000	1,000	149,000	-	-	150,000

Amortization of deferred compensation	-	-	-	-	-	37,726	-	37,726

Net Loss for the three months ended March 31, 2007	-	-	-	-	-	-	(281,270)	(281,270)

Balance March 31, 2007	-	$-	35,043,020	$35,043	$1,650,851	$(25,570)	$(2,375,909)	$(715,585)

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three Months Ended March 31,		For The Period From January 8, 2003 (Inception) to March 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(281,270)	$(147,331)	$(2,375,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	187,726	9,667	492,430
Common stock issued for financing fees	-	-	3,500
Beneficial conversion expenses	-	-	35,763
Depreciation expense	1,173	1,174	9,356
Impairment of technology	-		500,000
In-kind contribution of services	-		880
Changes in operating assets and liabilities:
Increase in prepaid expenses	613	3,911	(1,670)
Accrued payroll	4,532	47,150	95,139
Accrued interest	37,500	2,862	226,378
Accounts payable	10,051	38,558	45,631
Net Cash Used In Operating Activities	(39,675)	(44,009)	(968,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(15,351)
Net Cash Used In Investing Activities	-	-	(15,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(728)	1,815	-
Proceeds from notes payable	-	5,000	70,000
Repayments of notes payable	-	(20,000)	(35,000)
Proceeds from notes payable related party	42,000	37,250	365,450
Repurchase and retirement or treasury stock	-	-	(50,000)
Proceeds from issuance of common stock	-	-	635,000
Net Cash Provided By Financing Activities	41,272	24,065	985,450

NET INCREASE (DECREASE) IN CASH	1,597	(19,944)	1,597

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	19,944	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,597	$-	$1,597

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$500	$500
Conversion of convrtible debt and accrued interest to common stock	$-	$-	$42,751

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

 NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

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

Pursuant to a share purchase agreement, dated December 30, 2005, BioTex Corporation, consummated an agreement with BTX Holdings, Inc., pursuant to which BioTex Corporation, exchanged all of its then issued and outstanding shares of common stock for approximately 89% of the common stock of BTX Holdings, Inc. This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, BioTex Corporation, is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of BioTex Corporation, with the net assets of BTX Holdings, Inc. deemed to have been acquired and recorded at its historical cost.

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At March 31, 2007, the Company did not have any balances that exceeded FDIC insurance limits.

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

During the year ended December 31, 2005, the Company granted 5,000,000 options to it's President with the following terms; 1,000,000 shares at $.50, 1,000,000 at $.75, 1,000,000 at $1.00, 1,000,000 at $1.50 and 1,000,000 at $2.00. All options expire December 31, 2015.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: dividend yield of zero; expected volatility of 1%, risk-free interest rate of 3.5%; expected life of 5 years dividend yield of zero; expected volatility of .001%, risk-free interest rate of 3.5%; expected life of 5 years. The Company determined the value to be immaterial.

  A summary of the status of the Company's stock options as of March 31, 2007 and the changes during the period ended is presented below:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	5,000,000	$1.15
Granted	-	-

Outstanding at March 31, 2007	5,000,000	$1.15

Options exercisable at March 31, 2007	5,000,000

Weighted average exercise price of options granted to employees
during period ended March 31, 2007	$1.15

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2007 and 2006, common share equivalents of 6,500,000 stock options and warrants and 1,740,000 shares issuable under convertible notes payable were anti-dilutive and not used in the calculation of diluted net loss per share.

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

K) Fair Value of Financial Instruments

The carrying amounts of the Company's accounts payable, accrued expenses, notes payable related party, notes payable and deferred compensation approximate fair value due to the relatively short period to maturity for these instruments.

(L) Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2     PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007 were as follows:

Computer	$15,351
Less accumulated depreciation	(9,356)

$5,995

During the thee months ended March 31, 2007 and 2006, and the period January 8, 2003 (Inception) to March 31, 2007 the Company recorded depreciation expense of $1,173, $1,174 and $9,356, respectively.

NOTE 3       PURCHASE OF INTELLECTUAL PROPERTY

During January 2005, the Company entered into an agreement with BioReduction Technology, LLC, pending the Company's acceptance of a working prototype. Whereby the Company has the right to acquire an exclusive license to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the bio reduction technology and any improvements to such technology throughout the entire world. In exchange for the aforementioned license, the Company has agreed to issue up to 1,500,000 shares of common stock valued at $1,500,000 the fair market value on the agreement date and an option to purchase 300,000 additional shares of common stock, which will be exercisable at a price of $5.00 per share. As of March 31, 2007 the Company has not received a working prototype and has not closed on the agreement.

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

On December 29, 2005, the Company entered into an agreement with Dexion International, Ltd to acquire all rights and interest in its patent application number 5425221.8 for Hypercritical Separation Technology that was filed with the European Patent Office on April 15, 2005. Upon successful testing, the rights, title and interest to the technology are being acquired by us at a cost of $2.5 million and 5,800,000 shares of common stock. Additionally, pending successful testing of the technology, the Company has agreed to acquire Dexion's HST machine for $500,000 and to establish a research and development facility for the technology. On March 29, 2007 the Company and Dexion International, Ltd, mutually terminated the Agreement.

NOTE 4       NOTES PAYABLE - RELATED PARTIES
During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The note was extended until December 31, 2006. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.05 per share. During the years ended December 31, 2006 and 2005 and the period January 8, 2003 (Inception) to December 31, 2006 the Company recorded financing fees for the beneficial conversion of $0, $70,795, and $85,000, respectively. As of March 31, 2007 the Company has recorded accrued interest of $16,613. In March 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. The Note is currently in default.   (See Note 11)

On December 27, 2005, the Company borrowed $15,000 from a related party. The note is unsecured and is due twelve months from the date of issuance and bears interest at a rate of 10% In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. As of March 31, 2007 the Company has recorded accrued interest of $1,870. The Note is currently in default.  (See Note 11)

On December 28, 2005, a related party loaned the Company $40,000 at a rate of 10% per annum. The principle and interest were due on December 31, 2006 and was unsecured. On September 1, 2006 the related party converted $40,000 of principal and $2,751 of accrued interest into 855,020 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest.

In March 2006 a related party repaid an existing unsecured note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new unsecured note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. As of March 31, 2007 the Company has recorded accrued interest of $3,311. The Note is currently in default.  (See Note 11)

In April 2006 the Company borrowed $50,000 from a related party. The note is unsecured and is due December 31, 2006 and bears interest at a rate of 15%. The Company issued the note holder 125,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $50,000. The value is being amortized over the term of the note. In December 2006 the term of loan was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. At December 31, 2006 the Company recorded amortization of $50,000. As of March 31, 2007 the Company has recorded accrued interest of $7,479. The Note is currently in default.  (See Note 11)

During the year ended December 31, 2006, officer, director and shareholder loaned the Company an additional $37,250. The balance accrued interest at a rate of 10% per annum, is unsecured, and is due on December 31, 2006. In January 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. As of March 31, 2007 the Company has recorded accrued interest of $3,358. The Note is currently in default.  (See Note 11)

During 2006, the Company borrowed $73,700 from a related party. The note is unsecured and is due six months from the dates of issuance and bear interest at a rate of 15%. In December 2006 the term of note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.During the three months ended March 31, 2007 the Company borrowed an additional $42,000 from the related party, note is unsecured and is due March 31, 2007 and bear interest at a rate of 15% As of March 31, 2007 the Company has recorded accrued interest of $825. The Note iscurrently in default.  (See Note 11)

NOTE 5       NOTES PAYABLE

In March, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 15%. In August, the note was extended to September 30, 2006 and the Company agreed to issue 5,000 shares of common stock in consideration for the extension. The note is currently in default, and the lender has demanded repayment. As of March 31, 2007 the Company has recorded accrued interest of $771.

In April, 2006 the Company borrowed $25,000 from an individual. The note is unsecured, is due four months from the date of issuance and bears interest at a rate of 10%. The Company issued the note holder 50,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $25,000. The value is being amortized over the term of the note. At December 31, 2006 the Company recorded a discount on the notes of $0 and amortization of $25,000. The note is currently in default. As of March 31, 2007 the Company has recorded accrued interest of $2,336.

In May, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 7%. In June, 2006 the note was extended to October 15, 2006. The note is currently in default. As of March 31, 2007 the Company has recorded accrued interest of $319.

NOTE 6       JOINT VENTURE

On August 15, 2005, the Company agreed to enter into an agreement with the Citrus Products of Belize Limited (“CPBL”). Pursuant to the Agreement, the Company and CPBL formed a joint venture named BTX Citrus Belize, Ltd. (“BTXC”) for the purpose of building a plant in Belize for waste peel processing. Pursuant to the terms of the Agreement, the Company will own 65% and CPBL will own 35% of the joint venture company. As of March 31, 2007 the joint venture has not been formed.

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

In March 2007 the Company issued 1,000,000 shares of common stock with a fair market value of $150,000 for consulting services ($.15 per share).

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

(E) Common Stock Issued for Notes Payable
In September 2006 the a related party converted $40,000 of a convertible note payable and $2,751 of accrued interest into 855,020 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest.

(F) Common Stock Issued for Technology

The Company issued 2,500,000 shares of common stock with a fair value of $500,000 ($0.20 per share) and 1,500,000 warrants during 2005, at an exercise price of $1.00 per share for the purchase of intellectual technology. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 1%, risk-free interest rate of 4.25%, and expected warrant life of one year. The value was immaterial at the grant date.

(G) Capital Contribution

In December, 2005 the Company's CEO elected to forgo $880 of amounts owed to him for management fees. This amount has been recorded as in-kind contribution of services at December 31, 2005.

(H) Reverse Mergers

On June 9, 2005, pursuant to the Stock Purchase Agreement and Share Exchange, the Company issued a total of 2,825,000 shares of the Company's common stock to the shareholders of Capital Ventures I.

On December 30, 2005 pursuant to the Stock Purchase Agreement and Share Exchange, the Company issued a total of 165,507,000 shares of the Company's common stock to the shareholders of BioTex Holdings, Inc. simultaneous with the Stock Purchase Agreement and Share Exchange, the Company purchased and retired a total of 157,375,000 shares of its common stock for $50,000 from a former shareholder of King Capital.

(I) Shares in Escrow

During 2005, 5,800,000 shares of common stock were issued into escrow pending the acceptance of the Agreement between the Company and Dexion International Ltd. to acquire the right to Hypercritical Separation Technology. On March 29, 2007 the Company and Dexion mutually terminated the Agreement and the shares being held in escrow were cancelled.

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

During 2005 the Company issued 500,000 shares of common for the a finder's fee which were put into escrow pending the acceptance of the Agreement between the Company and Dexion International Ltd. to acquire the license to their HyperCritical Separation Technology. On March 29, 2006, the Company and Dexion mutually terminated the Agreement and the shares being held in escrow were cancelled.

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

NOTE 8       RELATED PARTY TRANSACTIONS

During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The note was extended until December 31, 2006. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.05 per share. During the years ended December 31, 2006 and 2005 and the period January 8, 2003 (Inception) to December 31, 2006 the Company recorded financing fees for the beneficial conversion of $0, $70,795, and $85,000, respectively. As of March 31, 2007 the Company has recorded accrued interest of $16,613. In March 2007 the officer, director and shareholder extended the maturity date to March 31, 2007.  The Note is currently in default.  (See Note 11)

On December 27, 2005, the Company borrowed $15,000 from a related party. The note is unsecured and is due twelve months from the date of issuance and bears interest at a rate of 10% In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. As of March 31, 2007 the Company has recorded accrued interest of $1,870. The Note is currently in Default.  (See Note 11)

On December 28, 2005, a related party loaned the Company $40,000 at a rate of 10% per annum. The principle and interest were due on December 31, 2006 and was unsecured. On September 1, 2006 the related party converted $40,000 of principal and $2,751 of accrued interest into 855,020 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest.

In March 2006 a related party repaid an existing unsecured note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new unsecured note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. As of March 31, 2007 the Company has recorded accrued interest of $3,311. The Notes is currently in default.  (See Note 11)

In April 2006 The Company borrowed $50,000 from a related party. The note is unsecured and is due December 31, 2006 and bears interest at a rate of 15%. The Company issued the note holder 125,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $50,000. The value is being amortized over the term of the note. In December 2006 the term of loan was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. At December 31, 2006 the Company recorded amortization of $50,000. As of March 31, 2007 the Company has recorded accrued interest of $7,479. The Note is currently in default.  (See Note 11)

During the year ended December 31, 2006, officer, director and shareholder loaned the Company an additional $37,250. The balance accrued interest at a rate of 10% per annum, is unsecured, and is due on December 31, 2006. As March 31, 2007 the Company has recorded accrued interest of $3,358. In January 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. The Note is currently in default.  (See Note 11)

During 2006, the Company borrowed $73,700 from a related party. The note is unsecured and is due six months from the dates of issuance and bear interest at a rate of 15%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007 the note was further extended to March 31, 2007. During the three months ended March 31, 2007 the Company borrowed an additional $42,000 from the related party, note is unsecured and is due March 31, 2007 and bear interest at a rate of 15%. As of March 31, 2007 the Company has recorded accrued interest of $6,576. The Note is currently in default.  (See Note 11)

NOTE 9       COMMITMENTS AND CONTINGENCIES

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $2,375,909 from inception, a stockholders' deficiency of $715,585, a working capital deficiency of $721,580 and used cash in operations from inception of $968,502. In addition, the Company has $317,950 in notes payable that are currently in default. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 11  SUBSEQUENT EVENT

In April 2007, the Company borrowed $15,000 from a related party. The note is unsecured and is due June 30, 2007 and bears interest at a rate of 15%.

On May 8, 2007, the Company issued 5,679,179 shares of common stock to a related party in satisfaction of loans and accrued interest in the amount of $181,734.

On May 8, 2007, the Company issued 1,820,634 shares of common stock to a related party in satisfaction of loans and accrued interest in the amount of $58,260.

On May 8, 2007, the Company issued 5,996,146 shares of common stock to an officer, director and shareholder in satisfaction of accrued salary in the amount of $190,917.

On May 8, 2007, the Company issued 4,541,668 shares of common stock to an officer, director and shareholder in satisfaction of loans and accrued interest in the amount of $145,333.

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

Subject to the requisite financing, we believe that we can complete the following objectives within the time period specified:

New Facilities

We intend to finance the development of several new facilities and have such facilities in operation during 2007. These will be on-site locations owned, leased and/or operated by BioTex, where we will joint venture with existing operations to process wet citrus peel into specific products. We intend to build a demonstration facility in Florida, and additionally we intend to build a facility in Belize. Although we do not have any agreements in place for additional facilities, it is our intention to open our demonstration facility in Florida in the Third quarter of 2007. This will be a pilot operation and we estimate the cost of equipment to be $150,000 which will be financed internally. Assuming we receive financing on a timely basis, we believe this can be accomplished in this time period since the facility would only take a month to build.

We estimate that the additional planned facilities will cost $11 million to become fully operational. We intend to secure the funding necessary and to begin construction of the Belize facility during the 4th Quarter of 2007. We presently do not have the funds available to finance these activities, however management believes that actions presently being taken to obtain additional funding will be successful and will allow us to construct the aforementioned facilities in a timely manner. We intend to raise the funds through equity sales and debt, though no definitive agreements have been signed yet.

Sales Marketing

All sales will initially be generated through direct sales with three internal employees: We are in preliminary talks with several customers, although no contracts have been consummated for the leasing of our machines. Sales and marketing expenditures are budgeted at $75,000 for the next twelve months. Our sales success depends on the following fundamental points:

1.	Demonstrating proof of our technology and its applications for producing value added products

2.	Providing increased cost savings and profit

3.	Introducing and educating customers on our technology and our processes

We will initially focus our marketing efforts on establishing joint ventures that will utilize our Citrus Separation Technology (CST) for the processing of biomass waste streams,

Joint ventures utilizing our CST technology. In August, 2005, we entered into an agreement with Citrus Products of Belize, Ltd. to form a joint venture company which will use our CST technology for the processing of citrus peel waste in Belize. We will continue to market our technologies through this model to citrus juice producersas well as continue to develop new markets that may use our technologies. Through these joint ventures, value-added products will be generated, and as a result, we will also focus our marketing efforts on the sale of these products. We have identified several markets for these products, such as the chemical and perfume industries, paper producers, animal and human consumable manufacturers, nutraceutical and pharmaceutical companies and ethanol producers. We will focus our efforts on marketing our value-added products to these industries.

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

On December 29, 2005, we entered into an agreement with Dexion International, Ltd to acquire all rights and interest in its patent application number 5425221.8 for Hypercritical Separation Technology that was filed with the European Patent Office on April 15, 2005. Upon successful testing, the rights, title and interest to the technology were being acquired by us at a cost of $2.5 million and 5,800,000 shares of common stock. Additionally, pending successful testing of the technology, we had agreed to acquire Dexion’s HST machine for $500,000 and to establish a research and development facility for the technology. In March, 2007, BioTex terminated the Agreement when both parties were found to be in default of provisions of the Agreement, and such defaults were not curable. Upon termination, the 5,800,000 shares being held in escrow were returned to the treasury

We presently do not have the funds available to finance these activities, however management believes that actions presently being taken to obtain additional funding will be successful and will allow us to construct the aforementioned facilities. We intend to raise the funds through equity sales and debt, though no definitive agreements have been signed yet.

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

We intend to implement a sales & marketing plan for value added products derived from our technology. In addition to direct sales, we have currently secured a domain name, BioTexcorp.com, and during the first quarter of 2006, launched a web-site for Sales and Marketing purposes and explaining our processes and the various aspects of our business. The value added products we intend to derive for sale from our technology for sale are represented below:

a.	Fermentable Citrus Sugar Syrup, or FCSS can be used to produce ethanol or can be used as an all natural sweetener for beverages
b.	d-Limonene which can be used in the perfume, food, chemical and essences industries
c.	CitraSorb and CitraFiber which can be used for multiple uses, including pet beding and pet food filler, industrial absorbants, pectin production, citrus flour among others.

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

We anticipate that our operational as well as general and administrative expenses for the next 12 months will total $16,460,000. The breakdown is as follows:

Operating and Capital Expenditures
Research and Development	$120,000

New Facilities	11,000,000
Total Operating Expenses		$11,120,000
General and Administrative
Automotive	$24,000
Depreciation and Amortization	1,335,000
Employee Recruiting and Training	24,000
Insurance	25,000
Legal and Professional	150,000
Office Salaries	320,000
Outside services	45,000
Payroll expenses	81,000
Postage and Shipping	1,000
Rent	72,000
Repairs and Maintenance	12,000
Sales and Marketing	75,000
Subscriptions and Memberships	6,000
Supplies (office and operating)	8,500
Taxes and Licenses	5,000
Telephone	10,000
Travel & Ent.	142,500
Utilities	3,000
Total General Administrative		$2,339,000

Total Expense		$13,459,000

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

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no operations, a stockholders' deficiency of $715,585, and a working capital deficiency of $721,580 and used cash in operations from inception of $968,502. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of March 31, 2007, we have assets of $9,262 consisting of cash of $1,597 prepaid expenses of $1,670 and property and equipment of $5,995 and total liabilities of $724,847 consisting of accounts payable of $95,139; and accrued expenses of $364,397, an amount of $325,450 due to related parties, and notes payable of $35,000.

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

Recent Accounting Pronouncements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

On March 29, 2007, we issued 1,000,000 shares to Stuart Cooper for services rendered to the Company. The shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

BTX HOLDINGS, INC.
Registrant

Date: May 9, 2007	By: /s/ Scott J. Silverman
Scott J. Silverman
President, Chief Executive Officer,
Chairman of Board of Directors