Form 10QSB
period 2007-06-30
BTX HOLDINGS INC
filed 2007-08-07
CIK 1268238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007.
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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 7, 2007: 5,318,069 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONSOLIDATEDBALANCE SHEET AS OF JUNE 30, 2007 (UNAUDITED)

PAGE	F-2	CONSOLIDATEDSTATEMENTS OF OPERATIONS FOR THE THEE MONTHS AND SIX MONTHS ENDED JUNE 30,, 2007 AND 2006 AND FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO JUNE 30, 2007 (UNAUDITED)

PAGE	F-3	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO JUNE 30, 2007 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO JUNE 30, 2007 (UNAUDITED)

PAGES	F-5 - F-14	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$1,674
Prepaid expenses	1,989
TOTAL CURRENT ASSETS	3,663

Property and Equipment, net	4,822

TOTAL ASSETS	$8,485

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$113,862
Accrued payroll	59,130
Accrued interest	3,795
Notes payable- related party	12,500
Notes payable	30,000

TOTAL CURRENT LIABILITIES	219,287

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,318,065 shares issued and outstanding	5,318
Additional paid in capital	2,405,826
Accumulated deficit during development stage	(2,621,946)
Total Stockholders’ Deficiency	(210,802)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$8,485

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		For The Period From January 8, 2003 (Inception) to June 30,
	2007	2006	2007	2006	2007
OPERATING EXPENSES
Consulting fees	$-	$14,203	$152,500	$14,203	$365,363
Management fees - related party	-	-	-	-	84,000
Professional fees	35,624	16,020	92,371	42,381	360,186
Research and development	-	20,000	12,500	-	168,618
Impairment of technology	-	-		27,575	500,000
General and administrative	103,401	114,724	152,874	214,591	690,958
Total Operating Expenses	139,025	164,947	410,245	298,750	2,169,125

LOSS FROM OPERATIONS	(139,025)	(164,947)	(410,245)	(298,750)	(2,169,125)

OTHER EXPENSES:
Interest Expense	(10,680)	(27,932)	(20,730)	(41,460)	(53,995)
Loss on conversion of note payable	(96,332)	-	(96,332)	-	(96,332)
Financing fees	-	-	-	-	(302,494)
Total Other Expenses	(107,012)	(27,932)	(117,062)	(41,460)	(452,821)

LOSS BEFORE PROVISION FOR INCOME TAXES	(246,037)	(192,879)	(527,307)	(340,210)	(2,621,946)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(246,037)	$(192,879)	$(527,307)	$(340,210)	$(2,621,946)

Net loss per share - basic and diluted	$(0.05)	$(0.06)	$(0.14)	$(0.10)

Weighted average number of shares outstanding during the period - basic and diluted	4,537,221	3,311,476	3,765,305	3,282,051

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER' DEFICIENCY
FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO JUNE 30, 2007
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

BALANCE, JANUARY 8, 2003 (Inception)	-	$-	-	$-	$-	-	$-	$-

Issuance of founders stock	-	-	1,574,600	1,575	425	-	-	2,000

Net loss, 2003	-	-	-	-	-	-	-	-

BALANCE, DECEMBER 31, 2004	-	-	1,574,600	1,575	425	-	-	2,000

Beneficial conversion on convertible debt	-	-	-	-	85,000	-	-	85,000

Net loss, 2004	-	-	-	-	-	-	(102,668)	(102,668)

BALANCE, December 31, 2004	-	-	1,574,600	1,575	85,425	-	(102,668)	(15,668)

Sale of common stock for cash	-	-	311,500	312	622,689	-	-	623,000

Stock issued to acquire technology	-	-	250,000	250	499,750	-	-	500,000

Common stock issued for reverse merger	-	-	282,500	283	(283)	-	-	-

Common stock issued for reverse merger	-	-	16,550,700	16,551	(16,551)	-	-	-

Repurchase and cancellation of common stock	-	-	(15,737,500)	(15,738)	(34,263)	-	-	(50,000)

Common stock issued for financing fees on note payable	-	-	5,000	5	9,995	-	-	10,000

In-kind contribution of management services	-	-	-	-	880	-	-	880

Common stock issued for legal services	-	-	15,000	15	29,985	-	-	30,000

Net loss, 2005	-	-	-	-	-	-	(1,250,794)	(1,250,794)

BALANCE, December 31, 2005	-	-	3,251,800	3,252	1,197,628	-	(1,353,462)	(152,582)

Sale of common stock			4,000	4	9,996	-	0	10,000

Common stock issued for services	-	-	50,000	50	167,950	(153,000)	-	15,000

Common stock issued for financing fees on note payable	-	-	18,000	18	78,482	-	-	78,500

Conversion on notes payable and accrued interest	-	-	85,502	86	78,429	-	-	78,514

Retirement of common stock	-	-	(5,000)	(5)	5	-	-	-

Amortization of deferred compensation	-	-	-	-	-	89,704	-	89,704

Net Loss, 2006	-	-	-	-	-	-	(741,177)	(741,177)

Balance December 31, 2006	-	$-	3,404,302	3,404	1,532,490	(63,296)	$(2,094,639)	$(622,041)

Common stock issued for services	-	-	100,000	100	149,900	-	-	150,000

Conversion on notes payable and accrued interest	-	-	1,204,148	1,204	481,400	-	-	482,604

Conversion of accrued payroll	-	-	599,615	600	238,046	-	-	238,646

Common stock issued for financing fees	-	-	10,000	10	3,990	-	-	4,000

Amortization of deferred compensation	-	-	-	-	-	63,296	-	63,296

Net Loss, June 30, 2007	-	-	-	-	-	-	(527,307)	(527,307)

Balance June 30, 2007	-	$-	5,318,065	5,318	2,405,826	-	$(2,621,946)	$(210,802)

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months ended June 30,		For The Period From January 8, 2003 (Inception) to June 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(527,307)	$(340,210)	$(2,621,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	252,139	27,575	555,898
Common stock issued for financing fees	4,000	-	7,500
Beneficial conversion expenses	-	-	35,763
Loss on conversion of notes payable related party	96,332		96,332
Depreciation expense	2,347	2,347	10,529
Impairment of technology	-	37,598	500,000
In-kind contribution of services	-		880
Changes in operating assets and liabilities:
Increase in prepaid expenses	293	4,484	(1,989)
Accrued payroll	71,000	87,150	259,878
Accrued interest	15,843	10,357	52,368
Accounts payable	23,255	26,955	113,862
Net Cash Used In Operating Activities	(62,098)	(143,744)	(990,925)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(15,351)
Net Cash Used In Investing Activities	-	-	(15,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(728)	5,050	-
Proceeds from notes payable	-	10,000	70,000
Repayments of notes payable	(5,000)	(20,000)	(40,000)
Proceeds from notes payable related party	69,500	43,750	392,950
Repurchase and retirement or treasury stock	-	-	(50,000)
Proceeds from issuance of common stock	-	85,000	635,000
Net Cash Provided By Financing Activities	63,772	123,800	1,007,950

NET INCREASE (DECREASE) IN CASH	1,674	(19,944)	1,674

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	19,944	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,674	$-	$1,674

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$500	$500
Conversion of convrtible debt and accrued interest to common stock	$386,182	$-	$428,933
Conversion of accrued salary to common stock	$200,748	$-	$200,748

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(UNAUDITED)

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At June 30, 2007, the Company did not have any balances that exceeded FDIC insurance limits.

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

During the year ended December 31, 2005, the Company granted 500,000 options to it's President with the following terms; 100,000 shares at $.5.00, 100,000 at $7.50, 100,000 at $10.00, 100,000 at $15.00 and 100,000 at $20.00. All options expire December 31, 2015.

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

  A summary of the status of the Company's stock options as of June 30, 2007 and the changes during the period ended is presented below:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	500,000	$11.50
Granted	-	-

Outstanding at June 30, 2007	500,000	$11.50

Options exercisable at June 30, 2007	500,000

Weighted average exercise price of options granted to employees
during period ended June 30, 2007	$11.50

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2007 common share equivalents of 650,000 stock options were anti-dilutive and not used in the calculation of diluted net loss per share. As of June 30, 2006  common share equivalents of 650,000 stock options and 1,740,000 shares upon the conversion of a convertible note payable were anti-dilutive and not used in the calculation of diluted net loss per share.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007 were as follows:

Computer	$15,351
Less accumulated depreciation	(10,529)

$4,822

During the three and six  months ended June 30, 2007 and 2006, and the period January 8, 2003 (Inception) to June 30, 2007 the Company recorded depreciation expense of $1,173, $2,347,$1,173, $2,347 and $10,529, respectively.

NOTE 3	PURCHASE OF INTELLECTUAL PROPERTY

During January 2005, the Company entered into an agreement with BioReduction Technology, LLC, pending the Company's acceptance of a working prototype. Whereby the Company has the right to acquire an exclusive license to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the bio reduction technology and any improvements to such technology throughout the entire world. In exchange for the aforementioned license, the Company has agreed to issue up to 150,000 shares of common stock valued at $1,500,000 the fair market value on the agreement date and an option to purchase 30,000 additional shares of common stock, which will be exercisable at a price of $50.00 per share. As of June  30, 2007 the Company has not received a working prototype and has not closed on the agreement.

During May 2005, the Company entered into an agreement with an individual who is the sole inventor of and holds all the rights, title, and interest in a pending patent for citrus separation technology, whereby the Company has been assigned the pending patent and the right to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the citrus separation technology and improvements to such technology throughout the entire world. In exchange for the aforementioned pending patent, the Company issued 250,000 shares of common stock valued at $500,000, the fair market value on the agreement date and an option for the purchase of 150,000 additional shares of YB common stock, exercisable at a price of $10.00 per share. The options were valued based on the Black-Scholes model with the following assumptions as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate of 4.25%, and expected warrant life of one year. The Company also agreed to share a certain percentage of profits derived from sales. As the Company has yet to determine the commercial feasibility of this technology, it has elected to fully impair the value of it.

On December 29, 2005, the Company entered into an agreement with Dexion International, Ltd to acquire all rights and interest in its patent application number 5425221.8 for Hypercritical Separation Technology that was filed with the European Patent Office on April 15, 2005. Upon successful testing, the rights, title and interest to the technology are being acquired by us at a cost of $2.5 million and 580,000 shares of common stock. Additionally, pending successful testing of the technology, the Company has agreed to acquire Dexion's HST machine for $500,000 and to establish a research and development facility for the technology. On March 29, 2007 the Company and Dexion International, Ltd, mutually terminated the Agreement.

NOTE 4	NOTES PAYABLE - RELATED PARTIES

During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The note was extended until December 31, 2006. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.05 per share. During the years ended December 31, 2006 and 2005 and the period January 8, 2003 (Inception) to December 31, 2006 the Company recorded financing fees for the beneficial conversion of $0, $70,795, and $85,000, respectively. In March 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer director and shareholder agreed to convert the principal of $87,000 and accrued interest of $17,337 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 326,055 shares of common stock valued at $130,422 ($.40 per share). The Company recorded a loss on conversion of notes payable of $26,084 (See Note 8).

On December 27, 2005, the Company borrowed $15,000 from a related party. The note is unsecured and is due twelve months from the date of issuance and bears interest at a rate of 10% In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $15,000 and accrued interest of $2,026 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 53,206 shares of common stock valued at $21,283 ($.40 per share). The Company recorded a loss on conversion of notes payable of $4,257 (See Note 8).

On December 28, 2005, a related party loaned the Company $40,000 at a rate of 10% per annum. The principle and interest were due on December 31, 2006 and was unsecured. On September 1, 2006 the related party converted $40,000 of principal and $2,751 of accrued interest into 855,020 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest (See Note 8).

In March 2006 a related party repaid an existing unsecured note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new unsecured note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $20,500 and accrued interest of $3,631 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 75,409 shares of common stock valued at $30,164 ($.40 per share). The Company recorded a loss on conversion of notes payable of $6,033 (See Note 8).

In April 2006 the Company borrowed $50,000 from a related party. The note is unsecured and is due December 31, 2006 and bears interest at a rate of 15%. The Company issued the note holder 125,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $50,000. The value is being amortized over the term of the note. In December 2006 the term of loan was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. At December 31, 2006 the Company recorded amortization of $50,000.  In May 2007 the related party agreed to convert the principal of $50,000 and accrued interest of $8,260 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 182,063 shares of common stock valued at $72,825 ($.40 per share). The Company recorded a loss on conversion of notes payable of $14,565 (See Note 8).

During the year ended December 31, 2006, officer, director and shareholder loaned the Company an additional $37,250. The balance accrued interest at a rate of 10% per annum, is unsecured, and is due on December 31, 2006. In January 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer, director and shareholder agreed to convert the principal of $37,500 and accrued interest of $3,746 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 128,113 shares of common stock valued at $51,245 ($.40 per share). The Company recorded a loss on conversion of notes payable of $10,249 (See Note 8).

During 2006, the Company borrowed $73,700 from a related party. The note is unsecured and is due six months from the dates of issuance and bear interest at a rate of 15%. In December 2006 the term of note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.During the three months ended March 31, 2007 the Company borrowed an additional $42,000 from the related party, note is unsecured and is due March 31, 2007 and bear interest at a rate of 15%. In April 2007, the Company borrowed $15,000 from a related party. The note is unsecured and is due June 30, 2007 and bears interest at a rate of 15%. In May 2007 the officer, director and shareholder agreed to convert the principal of $130,700 and accrued interest of $9,876 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 439,302 shares of common stock valued at $175,721 ($.40 per share). The Company recorded a loss on conversion of notes payable of $35,144 (See Note 8).

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. As of June 30, 2007 the Company recorded accrued interest of $106 (See note 8).

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company . The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. As of June 30, 2007 the Company recorded accrued interest of $76 (See note 8).

NOTE 5	NOTES PAYABLE

In March, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 15%. In August, the note was extended to September 30, 2006 and the Company agreed to issue 500 shares of common stock in consideration for the extension.  In June 2007 to Company repaid the principal of $5,000 and accrued interest of $916.In addition the Company agreed to issue 10,000 share of common stock valued at $4,000 ($.40 per share) the fair value on the date of issuance for as additional fees to cover the default on note.

In April, 2006 the Company borrowed $25,000 from an individual. The note is unsecured, is due four months from the date of issuance and bears interest at a rate of 10%. The Company issued the note holder 5,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $25,000. The value is being amortized over the term of the note. At December 31, 2006 the Company recorded a discount on the notes of $0 and amortization of $25,000. The note is currently in default. As of June 30, 2007 the Company has recorded accrued interest of $2,959.

In May, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 7%. In June, 2006 the note was extended to October 15, 2006. The note is currently in default. As of June 30, 2007 the Company has recorded accrued interest of $407.

NOTE 6	JOINT VENTURE

On August 15, 2005, the Company agreed to enter into an agreement with the Citrus Products of Belize Limited (“CPBL”). Pursuant to the Agreement, the Company and CPBL formed a joint venture named BTX Citrus Belize, Ltd. (“BTXC”) for the purpose of building a plant in Belize for waste peel processing. Pursuant to the terms of the Agreement, the Company will own 65% and CPBL will own 35% of the joint venture company. As of June 30, 2007 the joint venture has not been formed.

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

(A) Common Stock Issued to Founders

During January 2003 the Company issued 1,574,600 shares of common stock to founders for a capital contribution of $2,000 ($.0012 per share).

In August 2006 one of the founders returned 5,000 shares of common stock with a par value of $5.00. The Company retired the share of common stock in August 2006.

(B) Common Stock Issued for Cash

In 2005, the Company sold a total of 311,500 shares of common stock to 22 individuals for cash of $623,000 ($2.00 per share).

In 2006, the Company sold a total of 4,000 shares of common stock to an individual for cash of $10,000 ($2.50 per share).

(C) Common Stock Issued for Services

In December 2005 the Company issued 15,000 shares of common stock with a fair market value of $30,000 for legal services ($2.00 per share).

In March 2006 the Company issued 45,000 shares of common stock valued at $153,000 for investor relations. The term of the agreement is from June 1, 2006 to June 1, 2007. As of March 31, 2006 the Company has recorded the value of these shares as deferred compensation and will amortize them over the term of the agreement ($3.40 per share).

In June 2006 the Company issued 5,000 shares of common stock with a fair market value of $15,000 for consulting services ($3.00 per share).

In March 2007 the Company issued 100,000 shares of common stock with a fair market value of $150,000 for consulting services ($.1.50 per share).

(D) Common Stock Issued for Financing Fees

In December 2005 the Company issued 5,000 shares of common stock with a fair market value of $10,000 ($2.00 per share) for financing fees in relation to a note payable (See Note 4).

In April 2006 the Company issued 5,000 shares of common stock with a fair market value of $25,000 ($5.00 per share) for financing fees in relation to a note payable (See Note 5).

In April 2006, the Company issued a related party 12,500 shares of common stock with a fair market value of $50,000 ($4.00 per share) for financing fees in relation to a note payable (See Note 4).

In September 2006, the Company issued 500 shares of common stock with a fair market value of $3,500 ($7.00 per share) for financing fees in relation to a note payable (See Note 5).

(E) Common Stock Issued for Notes Payable

In September 2006 the officer, director and shareholder converted $40,000 of a convertible note payable and $2,751 of accrued interest into 855,020 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest.

During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The note was extended until December 31, 2006. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.05 per share. During the years ended December 31, 2006 and 2005 and the period January 8, 2003 (Inception) to December 31, 2006 the Company recorded financing fees for the beneficial conversion of $0, $70,795, and $85,000, respectively. In March 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer director and shareholder agreed to convert the principal of $87,000 and accrued interest of $17,337 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 326,055 shares of common stock valued at $130,422 ($.40 per share). The Company recorded a loss on conversion of notes payable of $26,084 (See Note 8).

On December 27, 2005, the Company borrowed $15,000 from a related party. The note is unsecured and is due twelve months from the date of issuance and bears interest at a rate of 10% In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $15,000 and accrued interest of $2,026 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 53,206 shares of common stock valued at $21,283 ($.40 per share). The Company recorded a loss on conversion of notes payable of $4,257 (See Note 8).

On December 28, 2005, a related party loaned the Company $40,000 at a rate of 10% per annum. The principle and interest were due on December 31, 2006 and was unsecured. On September 1, 2006 the related party converted $40,000 of principal and $2,751 of accrued interest into 855,020 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest (See Note 8)

In March 2006 a related party repaid an existing unsecured note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new unsecured note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $20,500 and accrued interest of $3,631 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 75,409 shares of common stock valued at $30,164 ($.40 per share). The Company recorded a loss on conversion of notes payable of $6,033 (See Note 8).

In April 2006 the Company borrowed $50,000 from a related party. The note is unsecured and is due December 31, 2006 and bears interest at a rate of 15%. The Company issued the note holder 125,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $50,000. The value is being amortized over the term of the note. In December 2006 the term of loan was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. At December 31, 2006 the Company recorded amortization of $50,000.  In May 2007 the related party agreed to convert the principal of $50,000 and accrued interest of $8,260 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 182,063 shares of common stock valued at $72,825 ($.40 per share). The Company recorded a loss on conversion of notes payable of $14,565 (See Note 8).

During the year ended December 31, 2006, officer, director and shareholder loaned the Company an additional $37,250. The balance accrued interest at a rate of 10% per annum, is unsecured, and is due on December 31, 2006. In January 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer, director and shareholder agreed to convert the principal of $37,500 and accrued interest of $3,746 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 128,113 shares of common stock valued at $51,245 ($.40 per share). The Company recorded a loss on conversion of notes payable of $10,249 (See Note 8).

During 2006, the Company borrowed $73,700 from a related party. The note is unsecured and is due six months from the dates of issuance and bear interest at a rate of 15%. In December 2006 the term of note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.During the three months ended March 31, 2007 the Company borrowed an additional $42,000 from the related party, note is unsecured and is due March 31, 2007 and bear interest at a rate of 15%. In April 2007, the Company borrowed $15,000 from a related party. The note is unsecured and is due June 30, 2007 and bears interest at a rate of 15%. In May 2007 the officer, director and shareholder agreed to convert the principal of $130,700 and accrued interest of $9,876 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 439,302 shares of common stock valued at $175,721 ($.40 per share). The Company recorded a loss on conversion of notes payable of $35,144 (See Note 8).

In March, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 15%. In August, the note was extended to September 30, 2006 and the Company agreed to issue 500 shares of common stock in consideration for the extension.  In June 2007 to Company repaid the principal of $5,000 and accrued interest of $916.In addition the Company agreed to issue 10,000 share of common stock valued at $4,000 ($.40 per share) the fair value on the date of issuance for as additional fees to cover the default on note.

(F) Common Stock Issued for Technology

The Company issued 250,000 shares of common stock with a fair value of $500,000 ($2.00 per share) and 150,000 warrants during 2005, at an exercise price of $10.00 per share for the purchase of intellectual technology. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 1%, risk-free interest rate of 4.25%, and expected warrant life of one year. The value was immaterial at the grant date.

(G) Capital Contribution

In December, 2005 the Company's CEO elected to forgo $880 of amounts owed to him for management fees. This amount has been recorded as in-kind contribution of services at December 31, 2005.

(H) Reverse Mergers

On June 9, 2005, pursuant to the Stock Purchase Agreement and Share Exchange, the Company issued a total of 282,500 shares of the Company's common stock to the shareholders of Capital Ventures I.

On December 30, 2005 pursuant to the Stock Purchase Agreement and Share Exchange, the Company issued a total of 16,550,700 shares of the Company's common stock to the shareholders of BioTex Holdings, Inc. simultaneous with the Stock Purchase Agreement and Share Exchange, the Company purchased and retired a total of 15,737,500 shares of its common stock for $50,000 from a former shareholder of King Capital.

(I) Shares in Escrow

During 2005, 580,000 shares of common stock were issued into escrow pending the acceptance of the Agreement between the Company and Dexion International Ltd. to acquire the right to Hypercritical Separation Technology. On March 29, 2007 the Company and Dexion mutually terminated the Agreement and the shares being held in escrow were cancelled.

During 2005, 150,000 shares of common stock and 50,000 warrants with an exercise price of $50.00 were issued into escrow pending the acceptance of the Agreement between the Company and Bio Reduction Technology, LLC to acquire the license to their Bio Reduction Technology. As of February 22, 2007 the Company has not completed the transaction with Bio Reduction Technology, LLC and the shares in escrow were cancelled pending delivery of a working prototype.

During 2005 the Company issued 50,000 shares of common for the a finder's fee which were put into escrow pending the acceptance of the Agreement between the Company and Dexion International Ltd. to acquire the license to their HyperCritical Separation Technology. On March 29, 2006, the Company and Dexion mutually terminated the Agreement and the shares being held in escrow were cancelled.

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

(K) Reverse Stock Split

On June 5, 2007, the Company's stockholders approved a 1 for 10 reverse stock split for its common stock. As a result, stockholders of record at the close of business on July 9, 2007, received one shares of common stock for every ten shares held. Common stock, additional paid-in capital and share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

NOTE 8	RELATED PARTY TRANSACTIONS

During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The note was extended until December 31, 2006. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.05 per share. During the years ended December 31, 2006 and 2005 and the period January 8, 2003 (Inception) to December 31, 2006 the Company recorded financing fees for the beneficial conversion of $0, $70,795, and $85,000, respectively. In March 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer director and shareholder agreed to convert the principal of $87,000 and accrued interest of $17,337 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 326,055 shares of common stock valued at $130,422 ($.40 per share). The Company recorded a loss on conversion of notes payable of $26,084.

On December 27, 2005, the Company borrowed $15,000 from a related party. The note is unsecured and is due twelve months from the date of issuance and bears interest at a rate of 10% In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $15,000 and accrued interest of $2,026 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 53,206 shares of common stock valued at $21,283 ($.40 per share). The Company recorded a loss on conversion of notes payable of $4,257.

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

In March 2006 a related party repaid an existing unsecured note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new unsecured note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $20,500 and accrued interest of $3,631 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 75,409 shares of common stock valued at $30,164 ($.40 per share). The Company recorded a loss on conversion of notes payable of $6,033.

In April 2006 the Company borrowed $50,000 from a related party. The note is unsecured and is due December 31, 2006 and bears interest at a rate of 15%. The Company issued the note holder 125,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $50,000. The value is being amortized over the term of the note. In December 2006 the term of loan was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. At December 31, 2006 the Company recorded amortization of $50,000.  In May 2007 the related party agreed to convert the principal of $50,000 and accrued interest of $8,260 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 182,063 shares of common stock valued at $72,825 ($.40 per share). The Company recorded a loss on conversion of notes payable of $14,565.

During the year ended December 31, 2006, officer, director and shareholder loaned the Company an additional $37,250. The balance accrued interest at a rate of 10% per annum, is unsecured, and is due on December 31, 2006. In January 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer, director and shareholder agreed to convert the principal of $37,500 and accrued interest of $3,746 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 128,113 shares of common stock valued at $51,245 ($.40 per share). The Company recorded a loss on conversion of notes payable of $10,249.

During 2006, the Company borrowed $73,700 from a related party. The note is unsecured and is due six months from the dates of issuance and bear interest at a rate of 15%. In December 2006 the term of note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.During the three months ended March 31, 2007 the Company borrowed an additional $42,000 from the related party, note is unsecured and is due March 31, 2007 and bear interest at a rate of 15%. In April 2007, the Company borrowed $15,000 from a related party. The note is unsecured and is due June 30, 2007 and bears interest at a rate of 15%. In May 2007 the officer, director and shareholder agreed to convert the principal of $130,700 and accrued interest of $9,876 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 439,302 shares of common stock valued at $175,721 ($.40 per share). The Company recorded a loss on conversion of notes payable of $35,144.

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. As of June 30, 2007 the Company recorded accrued interest of $106.

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. As of June 30, 2007 the Company recorded accrued interest of $76.

NOTE 9	COMMITMENTS AND CONTINGENCIES

  (A) Employment Agreement

During December 2005, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company for a term of five years at an annual minimum salary of $150,000. In May 2007 the President and Chief Executive Officer of the Company agreed to convert the principal of $190,917 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 599,615 shares of common stock valued at $238,646 ($.40 per share). The Company recorded additional compensation expense on the conversion of the accrued salary of $47,729. As of June 30, 2007, the President and Chief Executive Officer of the Company is owed accrued salary of $19,500.

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

  The Company has agreed to issue the following common stock options:

  Options to purchase 100,000 shares of the Company's common stock at an exercise price of $5.00 expiring in 2015.

  Options to purchase 100,000 shares of the Company's common stock at an exercise price of $7.50 expiring in 2015.

  Options to purchase 100,000 shares of the Company's common stock at an exercise price of $10.00 expiring in 2015.

  Options to purchase 100,000 shares of the Company's common stock at an exercise price of $15.00 expiring in 2015.

  Options to purchase 100,000 shares of the Company's common stock at an exercise price of $20.00 expiring in 2015.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $2,621,946 from inception, a stockholders' deficiency of $210,802, a working capital deficiency of $215,624 and used cash in operations from inception of $990,925. In addition, the Company has $30,000 in notes payable that are currently in default. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 11               SUBSEQUENT EVENT

In July 2007, the Company borrowed $5,000 from a related party. The note is unsecured and is due August 30, 2007 and bears interest at a rate of 15%.

In August 2007, the Company borrowed $1,200 from a related party.  The note is unsecured and is due August 30, 2007 and bears interest at a rate of 15%.

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

Plan of Operations

Our plan of operations for the next twelve months is focused on the following primary objectives.

1.	Raising capital through private debt or equity offerings;

2.	Find customers to purchase or lease machinery from us or enter into joint venture or strategic partner arrangements

3.	Assemble new facilities to operate and demonstrate our technologies

4.	Implement Sales & Marketing of value added products derived from our technology

5.	Further develop and enhance our technology; and continue research and development for new applications of existing technologies and seek out new technologies

6.	Identifying potential candidates for merger or acquisition opportunities,

Subject to the requisite financing, we believe that we can complete the following objectives within the time period specified:

New Facilities

We intend to finance the development of several new facilities and have such facilities in operation during 2007. These will be on-site locations owned, leased and/or operated by BioTex, where we will joint venture with existing operations to process wet citrus peel into specific products. We intend to build a demonstration facility in Florida, and additionally we intend to build a facility in Belize.  Although we do not have any agreements in place for additional facilities, it is our intention to open our demonstration facility in Florida in the Fourth quarter of 2007. This will be a pilot operation and we estimate the cost of equipment to be $150,000 which will be financed internally. Assuming we receive financing on a timely basis, we believe this can be accomplished in this time period since the facility would only take a month to build.

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

Sales Marketing

All sales will initially be generated through direct sales with internal employees and through sales by external equipment sales and marketing companies: We are in preliminary talks with several customers, although no contracts have been consummated for the leasing of our machines. We are also in discussions with a waste management, sales and logisitics company  that  would sell, lease and maintain products embodying our technology to their customer base.  Our sales success depends on the following fundamental points:

1.	Demonstrating proof of our technology and its applications for producing value added products

2.	Providing increased cost savings and profit

3.	Introducing and educating customers on our technology and our processes

We will initially focus our marketing efforts on establishing joint ventures that will utilize our Citrus Separation Technology (CST) for the processing of biomass waste streams, as well as leasing or selling individual BioReduction Technology (BRT) machines:

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

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan. In the event we are not successful in reaching our initial revenue targets, additional funds will be required and we may then not be able to proceed with our business plan for the development and marketing of our core products and services. Should this occur, we would likely seek additional financing to support the continued operation of our business. Additionally, should we not successfully close on the acquisitions of technologies that we are currently under agreements to acquire, we may not be able to meet our revenue targets. We presently do not have the funds available to finance these activities, however management believes that actions presently being taken to obtain additional funding will be successful and will allow us to undertake our plan of operations. We intend to raise the funds through equity sales and debt, although no definitive agreements have been signed yet.

We anticipate that depending on market conditions and our plan of operations, we will incur operating losses in the foreseeable future.

Acquisition or Merger Candidates

While the company continues to develop its technologies, Management believes that in order to sustain the company through the development and implementation of its technologies, we must identify a revenue generating target company with which to merge or acquire.  We will begin to seek out such a company, though no guarantee can be made that such a merger or acquisition can be found.

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no operations, a net loss of $2,621,946, a stockholders' deficiency of $210,802, and a working capital deficiency of $215,624 and used cash in operations from inception of $990,925. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of June 30, 2007, we have assets of $8,485 consisting of cash of $1,674, prepaid expenses of $1,989 and property and equipment of $4,822 and total liabilities of $219,287 consisting of accounts payable of $113,862; accrued expenses of $62,925, an amount of $12,500 due to related parties, and notes payable of $30,000.

Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. Current cash on hand is insufficient to support our operations for the next twelve months. Therefore, we will require additional funds to continue to implement and expand our business plan during the next twelve months.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

On May 9, 2007, we issued 599,667 shares to Scott Silverman, 454,167 shares to Alicanto Group, Ltd., 182,063 shares to Amy Silverman, 250,000 shares to Mark Silverman and Linda Silverman, joint tenants and 317,918 shares to Mark Silverman as conversions of debt held by these shareholders with the Company. The shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933. These shares reflect the 10-1 reverse split undertaken by the Company in June 2007.

On June 10, 2007, we issued 10,000 shares to Richard Weiner as a settlement on a note owed by the Company. The shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On June 5, 2007, the Company received written consents in lieu of a meeting of Stockholders from holders of 30,077,862 shares representing approximately 56.67% of the 53,080,647 shares of the total issued and outstanding shares of voting stock of the Company authorizing the Company's Board of Directors, to effect a reverse split of the Company’s outstanding common stock of 1:10.

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

BTX HOLDINGS, INC.
Registrant

Date: August 7, 2007	By: /s/ Scott J. Silverman
Scott J. Silverman
President, Chief Executive Officer,
Chairman of Board of Directors