Form 10QSB
period 2007-09-30
BTX HOLDINGS INC
filed 2007-11-14
CIK 1268238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007.

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2007: 5,318,069 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$391
Prepaid expenses	140
TOTAL CURRENT ASSETS	531

Property and Equipment, net	3,648

TOTAL ASSETS	$4,179

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$119,018
Accrued payroll	96,630
Accrued interest	5,224
Notes payable- related party	20,200
Notes payable	30,000

TOTAL CURRENT LIABILITIES	271,072

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,318,069 shares issued and outstanding	5,318
Additional paid in capital	2,405,826
Accumulated deficit during development stage	(2,678,037)
Total Stockholders’ Deficiency	(266,893)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,179

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		For The Period From January 8, 2003 (Inception) to September 30, 2007
	2007	2006	2007	2006
OPERATING EXPENSES
Consulting fees	$-	$41,605	$152,500	$68,383	$365,363
Management fees - related party	-	-		-	84,000
Professional fees	8,705	57,319	101,076	99,700	368,891
Research and development	-	11,193	12,500	41,193	168,618
Impairment of technology	-	-	-	-	500,000
General and administrative	45,917	75,729	198,791	260,320	736,875
Total Operating Expenses	54,622	185,846	464,867	469,596	2,223,747

LOSS FROM OPERATIONS	(54,622)	(185,846)	(464,867)	(469,596)	(2,223,747)

OTHER EXPENSES:
Interest Expense	(1,469)	(83,677)	(22,199)	(125,137)	(55,464)
Loss on conversion of note payable	-	-	(96,332)		(96,332)
Financing fees	-	-	-	-	(302,494)
Total Other Expenses	(1,469)	(83,677)	(118,531)	(125,137)	(454,290)

LOSS BEFORE PROVISION FOR INCOME TAXES	(56,091)	(269,523)	(583,398)	(594,733)	(2,678,037)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(56,091)	$(269,523)	$(583,398)	$(594,733)	$(2,678,037)

Net loss per share - basic and diluted	$(0.01)	$(0.08)	$(0.13)	$(0.18)

Weighted average number of shares outstanding during the period - basic and diluted	5,318,069	3,447,029	4,436,397	3,303,985

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER' DEFICIENCY

FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO SEPTEMBER 30, 2007
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

BALANCE, JANUARY 8, 2003 (Inception)	-	$-	-	$-	$-	-	$-	$-

Issuance of founders stock	-	-	1,574,600	1,575	425	-	-	2,000

Net loss, 2003	-	-	-	-	-	-	-	-

BALANCE, DECEMBER 31, 2004	-	-	1,574,600	1,575	425	-	-	2,000

Beneficial conversion on convertible debt	-	-	-	-	85,000	-	-	85,000

Net loss, 2004	-	-	-	-	-	-	(102,668)	(102,668)

BALANCE, December 31, 2004	-	-	1,574,600	1,575	85,425	-	(102,668)	(15,668)

Sale of common stock for cash	-	-	311,500	312	622,689	-	-	623,000

Stock issued to acquire technology	-	-	250,000	250	499,750	-	-	500,000

Common stock issued for reverse merger	-	-	282,500	283	(283)	-	-	-

Common stock issued for reverse merger	-	-	16,550,700	16,551	(16,551)	-	-	-

Repurchase and cancellation of common stock	-	-	(15,737,500)	(15,738)	(34,263)	-	-	(50,000)

Common stock issued for financing fees on note payable	-	-	5,000	5	9,995	-	-	10,000

In-kind contribution of management services	-	-	-	-	880	-	-	880

Common stock issued for legal services	-	-	15,000	15	29,985	-	-	30,000

Net loss, 2005	-	-	-	-	-	-	(1,250,794)	(1,250,794)

BALANCE, December 31, 2005	-	-	3,251,800	3,252	1,197,628	-	(1,353,462)	(152,582)

Sale of common stock			4,000	4	9,996	-	-	10,000

Common stock issued for services	-	-	50,000	50	167,950	(153,000)	-	15,000

Common stock issued for financing fees on note payable	-	-	18,000	18	78,482	-	-	78,500

Conversion on notes payable and accrued interest	-	-	85,502	86	78,429	-	-	78,514

Retirement of common stock	-	-	(5,000)	(5)	5	-	-	-

Amortization of deferred compensation	-	-	-	-	-	89,704	-	89,704

Net Loss, 2006	-	-	-	-	-	-	(741,177)	(741,177)

Balance December 31, 2006	-	$-	3,404,302	3,404	1,532,490	(63,296)	$(2,094,639)	$(622,041)

Common stock issued for services	-	-	100,000	100	149,900	-	-	150,000

Conversion on notes payable and accrued interest	-	-	1,204,148	1,204	481,400	-	-	482,604

Conversion of accrued payroll	-	-	599,619	600	238,046	-	-	238,646

Common stock issued for financing fees	-	-	10,000	10	3,990	-	-	4,000

Amortization of deferred compensation	-	-	-	-	-	63,296	-	63,296

Net Loss, September 30, 2007	-	-	-	-	-	-	(583,398)	(583,398)

Balance June 30, 2007	-	$-	5,318,069	5,318	2,405,826	-	$(2,678,037)	$(266,893)

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months ended September 30,			For The Period From January 8, 2003 (Inception)
	2007		2006	to September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(583,398)	$(594,733)	$(2,678,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services		251,194	132,907	555,898
Common stock issued for financing fees		4,000	3,500	7,500
Beneficial conversion expenses		-	35,763	35,763
Loss on conversion of notes payable - related party		96,322	-	96,322
Depreciation expense		3,520	3,521	11,703
Impairment of technology		-	-	500,000
In-kind contribution of services		-	-	880
Changes in operating assets and liabilities:
Increase in prepaid expenses		2,143	6,541	(140)
Accrued payroll		108,500	-	297,378
Accrued interest		18,227	-	53,807
Accounts payable		28,411	229,246	119,018
Net Cash Used In Operating Activities		(71,081)	(183,255)	(999,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		-	-	(15,351)
Net Cash Used In Investing Activities		-	-	(15,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft		(728)	-	-
Proceeds from notes payable		-	35,000	70,000
Repyaments of notes payable		(5,000)	(20,000)	(40,000)
Proceeds from notes payable related party		77,200	142,750	400,650
Repurchase and retirement or treasury stock		-	-	(50,000)
Proceeds from issuance of common stock		-	10,000	635,000
Net Cash Provided By Financing Activities		71,472	167,750	1,015,650

NET INCREASE (DECREASE) IN CASH		391	(15,505)	391

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		-	19,944	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$391	$4,439	$391

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes		$-	$-	$-
Cash paid for interest expense	$		$500	$500
Conversion of convrtible debt and accrued interest to common stock		$-	$-	$42,751

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1             ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

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

Pursuant to a share purchase agreement, dated December 30, 2005, BioTex Corporation, consummated an agreement with BTX Holdings, Inc., pursuant to which BioTex Corporation, exchanged all of its then issued and outstanding shares of common stock for approximately 89% of the common stock of BTX Holdings, Inc. This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, BioTex Corporation is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of BioTex Corporation, with the net assets of BTX Holdings, Inc. deemed to have been acquired and recorded at its historical cost.

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At September 30, 2007, the Company did not have any balances that exceeded FDIC insurance limits.

(E) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

(G) Stock-Based Compensation

Effective January 1, 2006 The Company adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Prior to the adoption of SFAS 123R the Company accounted for stock options in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees”(the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.

During the year ended December 31, 2005, the Company granted 500,000 options to its President with the following terms; 100,000 shares at $5.00, 100,000 at $7.50, 100,000 at $10.00, 100,000 at $15.00 and 100,000 at $20.00. All options expire December 31, 2015.

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

  A summary of the status of the Company's stock options as of September 30, 2007 and the changes during the period ended is presented below:

Fixed Options	Shares	WeightedAverage Exercise Price

Outstanding at beginning of year	500,000	$11.50
Granted	-	-

Outstanding at September 30, 2007	500,000	$11.50

Options exercisable at September 30, 2007	500,000

Weighted average exercise price of options granted to employees
during period ended September 30, 2007	$11.50

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2007 common share equivalents of 650,000 stock options were anti-dilutive and not used in the calculation of diluted net loss per share. As of September 30, 2006 common share equivalents of 650,000 stock options and 1,740,000 shares upon the conversion of a convertible note payable were anti-dilutive and not used in the calculation of diluted net loss per share.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. A100% or $500,000 impairment charge was recorded in 2005 for the Citrus Separation Technology acquired during the year as it was determined by management that the future value was impaired.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No.115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2             PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 were as follows:

Computer	$15,351
Less accumulated depreciation	(11,703)

$3,648

During the three and nine  months ended September  30, 2007 and 2006, and the period January 8, 2003 (Inception) to September 30, 2007 the Company recorded depreciation expense of $1,173, $3,520, $1,173, $3,520 and $11,703, respectively.

NOTE 3             PURCHASE OF INTELLECTUAL PROPERTY

During January 2005, the Company entered into an agreement with Bio Reduction Technology, LLC, pending the Company's acceptance of a working prototype. Whereby the Company has the right to acquire an exclusive license to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the bio reduction technology and any improvements to such technology throughout the entire world. In exchange for the afore mentioned license, the Company has agreed to issue up to 150,000 shares of common stock valued at $1,500,000 the fair market value on the agreement date and an option to purchase 30,000 additional shares of common stock, which will be exercisable at a price of $50.00 per share. As of September 30, 2007, the Company has not received a working prototype and has not closed on the agreement.

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

On December 29, 2005, the Company entered into an agreement with Dexion International, Ltd to acquire all rights and interest in its patent application number 5425221.8 for Hypercritical Separation Technology that was filed with the European Patent Office on April 15, 2005. Upon successful testing, the rights, title and interest to the technology are being acquired by us at a cost of $2.5 million and 580,000 shares of common stock. Additionally, pending successful testing of the technology, the Company has agreed to acquire Dexion's HST machine for $500,000 and to establish a research and development facility for the technology. On March 29, 2007, the Company and Dexion International, Ltd, mutually terminated the Agreement.

NOTE 4             NOTES PAYABLE - RELATED PARTIES

During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The note was extended until December 31, 2006. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.05 per share. During the years ended December 31, 2006 and 2005 and the period January 8, 2003 (Inception) to December 31, 2006 the Company recorded financing fees for the beneficial conversion of $0, $70,795, and $85,000, respectively. In March 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer director and shareholder agreed to convert the principal of $87,000 and accrued interest of $17,337 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 326,055 shares of common stock valued at $130,422 ($.40 per share). The Company recorded a loss on conversion of notes payable of $26,085 (See Note 8).

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

In April 2006 the Company borrowed $50,000 from a related party. The note is unsecured and is due December 31, 2006 and bears interest at a rate of 15%. The Company issued the note holder 125,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $50,000. The value is being amortized over the term of the note. In December 2006 the term of the loan was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. At December 31, 2006 the Company recorded amortization of $50,000.  In May 2007 the related party agreed to convert the principal of $50,000 and accrued interest of $8,260 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 182,063 shares of common stock valued at $72,825 ($.40 per share). The Company recorded a loss on conversion of notes payable of $14,565 (See Note 8).

During the year ended December 31, 2006, officer, director and shareholder loaned the Company an additional $37,250. The balance accrued interest at a rate of 10% per annum, is unsecured, and is due on December 31, 2006. In January 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer, director and shareholder agreed to convert the principal of $37,250 and accrued interest of $3,746 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 128,113 shares of common stock valued at $51,245 ($.40 per share). The Company recorded a loss on conversion of notes payable of $10,249 (See Note 8).

During 2006, the Company borrowed $73,700 from a related party. The note is unsecured and is due six months from the dates of issuance and bear interest at a rate of 15%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. During the three months ended March 31, 2007 the Company borrowed an additional $42,000 from the related party, note is unsecured and is due March 31, 2007 and bear interest at a rate of 15%. In April 2007, the Company borrowed $15,000 from a related party. The note is unsecured and is due June 30, 2007 and bears interest at a rate of 15%. In May 2007 the officer, director and shareholder agreed to convert the principal of $130,700 and accrued interest of $9,876 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 439,302 shares of common stock valued at $175,721 ($.40 per share). The Company recorded a loss on conversion of notes payable of $35,145 (See Note 8).

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. As of September 30, 2007 the Company recorded accrued interest of $333 (See note 8).

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. As of September 30, 2007 the Company recorded accrued interest of $354 (See note 8).

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from an officer, director and shareholder of the Company. The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. As of September 30, 2007 the Company recorded accrued interest of $205 (See note 8).

NOTE 5             NOTES PAYABLE

In March, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 15%. In August, the note was extended to September 30, 2006 and the Company agreed to issue 500 shares of common stock in consideration for the extension.  In June 2007 the Company repaid the principal of $5,000 and accrued interest of $916. In addition the Company agreed to issue 10,000 share of common stock valued at $4,000 ($.40 per share) the fair value on the date of issuance as additional fees to cover the default on note.

In April, 2006 the Company borrowed $25,000 from an individual. The note is unsecured, is due four months from the date of issuance and bears interest at a rate of 10%. The Company issued the note holder 5,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $25,000. The value is being amortized over the term of the note. At December 31, 2006 the Company recorded a discount on the notes of $0 and amortization of $25,000. The note is currently in default. As of September 30, 2007 the Company has recorded accrued interest of $3,589.

In May, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 7%. In June, 2006 the note was extended to October 15, 2006. The note is currently in default. As of September 30, 2007 the Company has recorded accrued interest of $495.

NOTE 6             JOINT VENTURE

On August 15, 2005, the Company agreed to enter into an agreement with the Citrus Products of Belize Limited (“CPBL”). Pursuant to the Agreement, the Company and CPBL formed a joint venture named BTX Citrus Belize, Ltd. (“BTXC”) for the purpose of building a plant in Belize for waste peel processing. Pursuant to the terms of the Agreement, the Company will own 65% and CPBL will own 35% of the joint venture company. As of September 30, 2007 the joint venture has not been formed.

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

In March 2007 the Company issued 100,000 shares of common stock with a fair market value of $150,000 for consulting services ($1.50 per share).

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

(E) Common Stock Issued for Notes Payable

During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The note was extended until December 31, 2006. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.05 per share. During the years ended December 31, 2006 and 2005 and the period January 8, 2003 (Inception) to December 31, 2006 the Company recorded financing fees for the beneficial conversion of $0, $70,795, and $85,000, respectively. In March 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer director and shareholder agreed to convert the principal of $87,000 and accrued interest of $17,337 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 326,055 shares of common stock valued at $130,422 ($.40 per share). The Company recorded a loss on conversion of notes payable of $26,085 (See Note 8).

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

During the year ended December 31, 2006, officer, director and shareholder loaned the Company an additional $37,250. The balance accrued interest at a rate of 10% per annum, is unsecured, and is due on December 31, 2006. In January 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer, director and shareholder agreed to convert the principal of $37,250 and accrued interest of $3,746 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 128,113 shares of common stock valued at $51,245 ($.40 per share). The Company recorded a loss on conversion of notes payable of $10,249 (See Note 8).

During 2006, the Company borrowed $73,700 from a related party. The note is unsecured and is due six months from the dates of issuance and bear interest at a rate of 15%. In December 2006 the term of note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. During the three months ended March 31, 2007 the Company borrowed an additional $42,000 from the related party, note is unsecured and is due March 31, 2007 and bear interest at a rate of 15%. In April 2007, the Company borrowed $15,000 from a related party. The note is unsecured and is due June 30, 2007 and bears interest at a rate of 15%. In May 2007 the officer, director and shareholder agreed to convert the principal of $130,700 and accrued interest of $9,876 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 439,306 shares of common stock valued at $175,721 ($.40 per share). The Company recorded a loss on conversion of notes payable of $35,145 (See Note 8).

In March, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 15%. In August, the note was extended to September 30, 2006 and the Company agreed to issue 500 shares of common stock in consideration for the extension.  In June 2007 the Company repaid the principal of $5,000 and accrued interest of $916. In addition the Company agreed to issue 10,000 share of common stock valued at $4,000 ($.40 per share) the fair value on the date of issuance as additional fees to cover the default on note.

(F) Common Stock Issued for Technology

The Company issued 250,000 shares of common stock with a fair value of $500,000 ($2.00 per share) and 150,000 warrants during 2005, at an exercise price of $10.00 per share for the purchase of intellectual technology. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility1%, risk-free interest rate of 4.25%, and expected warrant life of one year. The value was immaterial at the grant date.

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

During 2005 the Company issued 50,000 shares of common stock for  a finder's fee which were put into escrow pending the acceptance of the Agreement between the Company and Dexion International Ltd. to acquire the   their Hyper Critical Separation Technology. On March 29, 2006, the Company and Dexion mutually terminated the Agreement and the shares being held in escrow were cancelled.

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

(K) Reverse Stock Split

On June 5, 2007, the Company's stockholders approved a 1 for 10 reverse stock split for its common stock. As a result, stockholders of record at the close of business on July 9, 2007, received one shares of common stock for every ten shares held. Common stock, additional paid-in capital,  share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

NOTE 8             RELATED PARTY TRANSACTIONS

During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The note was extended until December 31, 2006. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.05 per share. During the years ended December 31, 2006 and 2005 and the period January 8, 2003 (Inception) to December 31, 2006 the Company recorded financing fees for the beneficial conversion of $0, $70,795, and $85,000, respectively. In March 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer director and shareholder agreed to convert the principal of $87,000 and accrued interest of $17,337 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 326,055 shares of common stock valued at $130,422 ($.40 per share). The Company recorded a loss on conversion of notes payable of $26,085.

On December 27, 2005, the Company borrowed $15,000 from a related party. The note is unsecured and is due twelve months from the date of issuance and bears interest at a rate of 10%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May2007 the related party agreed to convert the principal of $15,000 and accrued interest of $2,026 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 53,206 shares of common stock valued at $21,283 ($.40 per share). The Company recorded a loss on conversion of notes payable of $4,257.

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

During the year ended December 31, 2006, officer, director and shareholder loaned the Company an additional $37,250. The balance accrued interest at a rate of 10% per annum, is unsecured, and is due on December 31, 2006. In January 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer, director and shareholder agreed to convert the principal of $37,250 and accrued interest of $3,746 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 128,113 shares of common stock valued at $51,245 ($.40 per share). The Company recorded a loss on conversion of notes payable of $10,249.

During 2006, the Company borrowed $73,700 from a related party. The note is unsecured and is due six months from the dates of issuance and bear interest at a rate of 15%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. During the three months ended March 31, 2007 the Company borrowed an additional $42,000 from the related party, note is unsecured and is due March 31, 2007 and bear interest at a rate of 15%. In April 2007, the Company borrowed $15,000 from a related party. The note is unsecured and is due June 30, 2007 and bears interest at a rate of 15%. In May 2007 the officer, director and shareholder agreed to convert the principal of $130,700 and accrued interest of $9,876 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 439,306 shares of common stock valued at $175,721 ($.40 per share). The Company recorded a loss on conversion of notes payable of $35,145.

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. As of September 30, 2007 the Company recorded accrued interest of $333.

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. As of September 30, 2007 the Company recorded accrued interest of $354.

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from an officer, director and shareholder of the Company. The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. As of September 30, 2007 the Company recorded accrued interest of $205.

NOTE 9             COMMITMENTS AND CONTINGENCIES

  (A) Employment Agreement

During December 2005, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company for a term of five years at an annual minimum salary of $150,000. In May 2007 the President and Chief Executive Officer of the Company agreed to convert the principal of $190,917 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 599,615 shares of common stock valued at $238,646 ($.40 per share). The Company recorded additional compensation expense on the conversion of the accrued salary of $47,729. As of September 30, 2007, the President and Chief Executive Officer of the Company is owed accrued salary of $47,169.

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

 (B) Joint Venture

During August 2005, the Company agreed to form a majority-owned venture, BTX Citrus Belize, Ltd. (herein after known as “BTXC”), with Citrus Products Of Belize Ltd. (“CPBL”), comprised of the Company's capital funding and citrus peel processing equipment. CPBL is providing the land free citrus peels for 10 years and is placing $700,000 in an escrow account for a period of no longer than four months. As a result of this transaction, BioTex Corp. (“BIOTEX”) will have a 65% ownership interest. The remaining 35% shall be owned by Citrus Products Of Belize Ltd. (“CPBL”).  (See Note 6)

NOTE 10           GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $2,678,037 from inception, a stockholders' deficiency of $266,893, a working capital deficiency of $270,541 and used cash in operations from inception of $999,908. In addition, the Company has $30,000 in notes payable that are currently in default. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 11           SUBSEQUENT EVENTS

In October 2007, the Company borrowed $2,000 from a related party. The note is unsecured and is due November 15, 2007 and bears interest at a rate of 15%.

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

Plan of Operations

Our plan of operations for the next twelve months is focused on the following primary objectives.

1.	Identifying potential candidates for merger or acquisition opportunities.

2.	Raising capital through private debt or equity offerings.

3.	Find customers to purchase or lease machinery from us or enter into joint venture or strategic partner arrangements.

4.	Assemble new facilities to operate and demonstrate our technologies.

5.	Implement Sales & Marketing of value added products derived from our technology.

6.	Further develop and enhance our technology; and continue research and development for new applications of existing technologies and seek out new technologies.

Subject to the requisite financing, we believe that we can complete the following objectives within the time period specified.

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

New Facilities

We intend to finance the development of several new facilities and have such facilities in operation during 2008. These will be on-site locations owned, leased and/or operated by BioTex, where we will joint venture with existing operations to process wet citrus peel into specific products. We intend to build a demonstration facility in Florida, and additionally we intend to build a facility in Belize.  Although we do not have any agreements in place for additional facilities, it is our intention to open our demonstration facility in Florida in the Second quarter of 2008. This will be a pilot operation and we estimate the cost of equipment to be $150,000 which will be financed internally. Assuming we receive financing on a timely basis, we believe this can be accomplished in this time period since the facility would only take a month to build.

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

Joint ventures utilizing our CST  technology. In August, 2005, we entered into an agreement with Citrus Products of Belize, Ltd. to form a joint venture company which will use our CST technology for the processing of citrus peel waste in Belize. We will continue to market our technologies through this model to citrus juice producers as well as continue to develop new markets that may use our technologies. Through these joint ventures, value-added products will be generated, and as a result, we will also focus our marketing efforts on the sale of these products. We have identified several markets for these products, such as the chemical and perfume industries, paper producers, animal and human consumable manufacturers, nutraceutical and pharmaceutical companies and ethanol producers. We will focus our efforts on marketing our value-added products to these industries.

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

On December 29, 2005, we terminated our agreement with Mastercraft Ltd. dated May 31, 2005. The agreement contemplated the acquisition of the rights, title and interest to its MST technology at a cost of $3 million and 650,000 shares, post reverse-split, of common stock of BioTex. The agreement was terminated when Mastercraft defaulted on the terms of the agreement and both Mastercraft and BioTex signed mutual releases of liability. Upon termination, the 650,000 shares, post reverse-split, being held in escrow were returned to the treasury.

On December 29, 2005, we entered into an agreement with Dexion International, Ltd to acquire all rights and interest in its patent application number 5425221.8 for Hypercritical Separation Technology that was filed with the European Patent Office on April 15, 2005. Upon successful testing, the rights, title and interest to the technology were being acquired by us at a cost of $2.5 million and 580,000 shares, post reverse-split, of common stock. Additionally, pending successful testing of the technology, we had agreed to acquire Dexion’s HST machine for $500,000 and to establish a research and development facility for the technology. In March, 2007, BioTex terminated the Agreement when both parties were found to be in default of provisions of the Agreement, and such defaults were not curable.  Upon termination, the 580,000 shares, post reverse-split being held in escrow were returned to the treasury

We presently do not have the funds available to finance these activities, however management believes that actions presently being taken to obtain additional funding will be successful and will allow us to construct the aforementioned facilities. We intend to raise the funds through equity sales and debt, though no definitive agreements have been signed yet.

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

We intend to implement a sales & marketing plan for value added products derived from our technology. In addition to direct sales, we have currently secured a domain name, BioTexcorp.com, and during the first quarter of 2006, launched a web-site for Sales and Marketing purposes and explaining our processes and the various aspects of our business. The value added products we intend to derive for sale from our technology for sale are represented below:

a.	Fermentable Citrus Sugar Syrup, or FCSS can be used to produce ethanol or can be used as an all natural sweetener for beverages.

b.	d-Limonene which can be used in the perfume, food, chemical and essences industries.

c.	CitraSorb and CitraFiber which can be used for multiple uses, including pet beding and pet food filler, industrial absorbants, pectin production, citrus flour among others.

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

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no operations, a stockholders' deficiency of $266,893, and a working capital deficiency of $270,541 and used cash in operations from inception of $999,908. In addition, the Company has $30,000 in notes payable that are currently in default. This raises substantial doubt about our ability to continue as a going concern, as we also currently have notes in default. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2007, we have assets of $4,179 consisting of cash of $391, prepaid expenses of $140 and property and equipment of $3,648 and total liabilities of $271,072 consisting of accounts payable of $119,018; and accrued expenses of $101,854, an amount of $20,200 due to related parties, and notes payable of $30,000, that are currently in default.  We plan to make payments to our notes payable within 6 months of customers purchasing or leasing machinery from us.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.   Changes in Securities.

None.

Item 3.   Defaults Upon Senior Securities.

In April, 2006 the Company borrowed $25,000 from an individual. The note is unsecured, is due four months from the date of issuance and bears interest at a rate of 10%. The note is currently in default. As of September 30, 2007 the Company has recorded accrued interest of $3,589.

In May, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 7%. In June, 2006 the note was extended to October 15, 2006. The note is currently in default. As of September 30, 2007 the Company has recorded accrued interest of $495.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

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

BTX HOLDINGS, INC.
Registrant

Date: November 13, 2007	By: /s/ Scott J. Silverman
Scott J. Silverman
President, Chief Executive Officer,
Chairman of Board of Directors