Form 10KSB
period 2007-12-31
BTX HOLDINGS INC
filed 2008-04-15
CIK 1268238

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 333-110324

BTX HOLDINGS, INC.
(Name of small business issuer in its charter)

FLORIDA	16-1682307
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

171 N. Shore Drive, Miami Beach, Florida	33141
(Address of principal executive offices)	(Zip Code)

(954)776-6600
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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
Yes ☒  No ☐

Revenues for year ended December 31, 2007: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2007, was: $569,537

Number of shares of the registrant’s common stock outstanding as of April 15, 2008 was: 5,318,065

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Development of Business

We were incorporated on April 24, 2003 under the laws of the State of Florida and we commenced operations for the purposes of evaluating, structuring, and completing a merger with or acquisition of a private company in the mortgage brokerage industry. On September 22, 2003, we acquired all of the outstanding units of King Capital, LLC, an Ohio limited liability corporation in consideration for the issuance of a total of 1,000,000 shares of our common stock to the King Capital, LLC unit holders pursuant to a Unit Purchase Agreement and Share Exchange between King Capital, LLC and us. Pursuant to the Agreement, King Capital, LLC became our wholly owned subsidiary.

On December 30, 2005 (the “Effective Date”), pursuant to a Stock Purchase Agreement and Share Exchange (the “Agreement”) by and among us; BioTex Holdings, Inc. (“Holdings”) and BioTex Corp, a Florida corporation and wholly owned subsidiary of Holdings (“Biotex”), we purchased all of the outstanding shares of Biotex for a total of 1,283,720 shares of King Capital’s common stock to the Holdings shareholders. Pursuant to the agreement King Capital divested itself of its wholly owned subsidiary, King Capital, LLC, and BioTex became a wholly owned subsidiary of King Capital and King Capital agreed to change its name to BTX Holdings, Inc.

Our Business

Pursuant to the Agreement, King Capital purchased all of the outstanding shares of BioTex for a total of 1,283,720 shares of King Capital’s common stock to the shareholders of Holdings and BioTex became a wholly owned subsidiary of King Capital. The following sets forth the business plan of BioTex:

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

Merger or Acquisition

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

•	the ability to use registered securities to make acquisitions of assets or businesses;
•	increased visibility in the financial community;
•	the facilitation of borrowing from financial institutions;
•	improved trading efficiency;
•	shareholder liquidity;
•	greater ease in subsequently raising capital;
•	compensation of key employees through stock options for which there may be a market valuation;
•	enhanced corporate image;
•	a presence in the United States capital market.

Potential Target Companies

A business entity, if any, which may be interested in a business combination with us may include the following:

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Employees

We have one employee. Our president has agreed to allocate a portion of his time to the activities of the Company.  The president anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer. We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 2.     DESCRIPTION OF PROPERTY

We have no properties and at this time has no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3.     LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about or about June 5, 2007, the Company received written consents in lieu of a meeting of Stockholders from holders of 3,007,786 shares representing approximately 56.67% of the 5,308,065 shares of the total issued and outstanding shares of voting stock of the Company (the "Majority Stockholders") (1) authorizing the Company's Board of Directors, to effect a reverse split of the Company’s outstanding common stock of 1:10; any fractional shares post-split will be rounded up to the next whole share. There will not be a reduction in authorized shares.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Public Market for Common Stock

Our common stock is currently traded on the OTC Bulletin Board under the symbol “BTXH.” Our common stock has been quoted on the OTC Bulletin Board since July 26, 2005. From July 24, 2006 to July 9, 2007, we traded under the symbol BTXO.  On July 9, 2007 our symbol changed to BTXH based on the reverse split set forth below.The following table sets forth the range of high and low bid quotations for each quarter of the years ended December 31, 2007 and 2006.  These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

On or about or about June 5, 2007, the Company received written consents in lieu of a meeting of Stockholders from holders of 3,007,786  shares representing approximately 56.67% of the 5,308,065 shares of the total issued and outstanding shares of voting stock of the Company (the "Majority Stockholders") (1) authorizing the Company's Board of Directors, to effect a reverse split of the Company’s outstanding common stock of 1:10; any fractional shares post-split will be rounded up to the next whole share. There will not be a reduction in authorized shares.

YEAR	QUARTER	HIGH	LOW

2006	First	$7.30	$3.40
2006	Second	$5.40	$2.505
2006	Third	$2.50	$7.00
2006	Fourth	$7.00	$3.00

YEAR	QUARTER	HIGH	LOW

2007	First	$5.40	$0.80
2007	Second	$1.50	$0.40
2007	Third	$0. 425	$0.22
2007	Fourth	$0.35	$0.22

Holders

As of April 15, 2008, we had approximately 214 shareholders of record. Such shareholders of record held 5,318,065 shares of our common stock.

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

Recent Sales of Unregistered Securities

In March 2007, the Company issued 100,000 shares of common stock valued at $150,000 for consulting services.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

In May 2007 the Company issued 599,615 shares of common stock valued at $238,646 to our President for unpaid accrued salary. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities act of 1933.

In May 2007, the Company issued 182,063 shares of common stock to a related party with a fair value of $72,825 in satisfaction of a note payable. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities act of 1933.

In May 2007, the Company issued a related party 567,918 shares of common stock to a related party with a fair value of $226,852 as settlement for notes payable. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities act of 1933.

In May 2007, the Company issued 454,167 shares of common stock to our President with a fair value of $182,927 as settlement for notes payable. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities act of 1933.

In June 2007, the Company issued 10,000 shares of common stock with fair value of $4,000 as settlement for a note payable.

Stock Option Grants

Mr. Robert Allen Jones has the option to purchase 150,000 shares of our common stock at an exercise price of $10.00 per share for a period of three years which shall expire on May 16, 2008, pursuant to BioTex Corp’s Agreement to purchase the exclusive global license to the Citrus Separation Technology.

Mr. Silverman received options to purchase 5,000,000 shares of our common stock in the following quantities and at the following exercise prices: 100,000 shares at $5.00; 100,000 shares at $7.50; 100,000 shares at $10.00; 100,000 shares at $15.00 and 100,000 shares at $20.00. All options shall expire on December 31, 2015.

There are no other options to purchase our securities outstanding. We may in the future establish an incentive stock option plan for our directors, employees and consultants.

Equity Compensation Plan Information

The following table sets forth certain information as of April 15, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

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

1.                 Identifying potential candidates for merger or acquisition opportunities

2.                 Raising capital through private debt or equity offerings;

Acquisition or Merger Candidates

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

On December 29, 2005, we terminated our agreement with Mastercraft Ltd. dated May 31, 2005. The agreement contemplated the acquisition of the rights, title and interest to its MST technology at a cost of $3 million and 650,000 shares of common stock of BioTex. The agreement was terminated when Mastercraft defaulted on the terms of the agreement and both Mastercraft and BioTex signed mutual releases of liability. Upon termination, the 650,000 shares being held in escrow were returned to the treasury.

On December 29, 2005, we entered into an agreement with Dexion International, Ltd to acquire all rights and interest in its patent application number 5425221.8 for Hypercritical Separation Technology that was filed with the European Patent Office on April 15, 2005. Upon successful testing, the rights, title and interest to the technology were being acquired by us at a cost of $2.5 million and 580,000 shares of common stock. Additionally, pending successful testing of the technology, we had agreed to acquire Dexion’s HST machine for $500,000 and to establish a research and development facility for the technology. In March, 2007, BioTex terminated the Agreement when both parties were found to be in default of provisions of the Agreement, and such defaults were not curable.  Upon termination, the 580,000 shares being held in escrow were returned to the treasury

We account for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. A 100% or $500,000 impairment charge was recorded for the Citrus Separation Technology acquired during the year ended December 31, 2005 as it was determined by management that the future value was impaired.

Going Concern Consideration

As reflected in the accompanying financial statements as of December 31, 2007, we are in the development stage with no operations, a stockholders' deficiency of $316,139, and a working capital deficiency of $318,614 and used cash in operations from inception of $1,021,895. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2007, we have assets of $9,495 consisting of cash of $3,404, prepaid expenses of $3,616 and property and equipment of $2,475 and total liabilities of $325,634 consisting of accounts payable of $109,257, and accrued expenses of $141,177 an amount of $25,200 due to related parties, and notes payable of $50,000.

Cash and cash equivalents from inception to date have not been sufficient to cover expenses involved in starting our business. Current cash on hand is insufficient to support our operations for the next twelve months. Therefore, we will require additional funds to continue to implement and expand our business plan during the next twelve months.

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

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by SFAS No. 123(R).  EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the EITF.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2	BALANCE SHEETS

F-3	STATEMENTS OF OPERATIONS

F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

F-5	STATEMENTS OF CASH FLOWS

F-6 - F-16	NOTES TO AUDITED FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
BTX Holdings, Inc. and Subsidiary
(a development stage company)

We have audited the accompanying consolidated balance sheet of BTX Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2007 and 2006 and for the period from January 8, 2003 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from January 8, 2003 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the consolidated financial statements, the Company has a net loss of $2,727,283, a negative cash flow from operations of $93,038, a working capital deficiency of $318,614 and a stockholders' deficiency of $316,139.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 10.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 10, 2008

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2007	2006
CURRENT ASSETS
Cash	$3,404	$-
Prepaid expenses	3,616	2,283
TOTAL CURRENT ASSETS	7,020	2,283

Property and Equipment, net	2,475	7,168

TOTAL ASSETS	$9,495	$9,451

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Cash overdraft	$-	$728
Accounts payable	109,257	90,607
Accrued payroll	134,130	188,878
Accrued interest	7,047	32,829
Notes payable- related parties	25,200	283,450
Notes payable	50,000	35,000

TOTAL CURRENT LIABILITIES	325,634	631,492

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,318,065 and 3,404,302 shares issued and outstanding, respectively	5,318	3,404
Additional paid in capital	2,405,826	1,532,490
Deferred compensation	-	(63,296)
Accumulated deficit during development stage	(2,727,283)	(2,094,639)
Total Stockholders’ Deficiency	(316,139)	(622,041)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$9,495	$9,451

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		For The Period From January 8, 2003 (Inception) to December 31,
	2007	2006	2007
OPERATING EXPENSES
Consulting fees	$151,540	$14,203	$364,403
Management fees - related party	-	-	84,000
Professional fees	43,845	108,576	311,660
Research and development	12,500	59,193	168,618
Impairment of technology	-	-	500,000
General and administrative	307,501	316,809	845,585
Total Operating Expenses	515,386	498,781	2,274,266

LOSS FROM OPERATIONS	(515,386)	(498,781)	(2,274,266)

OTHER EXPENSES:
Interest Expense	(19,981)	(24,902)	(53,246)
Loss on convesion of notes payable	(97,277)		(97,277)
Financing fees	-	(217,494)	(302,494)
Total Other Expenses	(117,258)	(242,396)	(453,017)

LOSS BEFORE PROVISION FOR INCOME TAXES	(632,644)	(741,177)	(2,727,283)

Provision for Income Taxes	-	-	-

NET LOSS	$(632,644)	$(741,177)	$(2,727,283)

Net loss per share - basic and diluted	$(0.14)	$(0.22)

Weighted average number of shares outstanding during the period - basic and diluted	4,658,625	3,329,243

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’ DEFICIENCY

FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO DECEMBER 31, 2007

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

BALANCE, JANUARY 8, 2003 (Inception)	-	-	-	$-	$-	-	$-	$-

Issuance of founders stock	-	-	1,574,600	1,575	425	-	-	2,000

Net loss, 2003	-	-	-	-	-	-	-	-

BALANCE, DECEMBER 31, 2004	-	-	1,574,600	1,575	425	-	-	2,000

Beneficial conversion on convertible debt	-	-	-	-	85,000	-	-	85,000

Net loss, 2004	-	-	-	-	-	-	(102,668)	(102,668)

BALANCE, December 31, 2004	-	-	1,574,600	1,575	85,425	-	(102,668)	(15,668)

Sale of common stock for cash	-	-	311,500	310	622,690	-	-	623,000

Stock issued to acquire technology	-	-	250,000	250	499,750	-	-	500,000

Common stock issued for reverse merger	-	-	282,500	283	(283)	-	-	-

Common stock issued for reverse merger	-	-	16,550,700	16,551	(16,551)	-	-	-

Repurchase and cancellation of common stock	-	-	(15,737,500)	(15,737)	(34,263)	-	-	(50,000)

Common stock issued for financing fees on note payable	-	-	5,000	5	9,995	-	-	10,000

In-kind contribution of management services	-	-	-	-	880	-	-	880

Common stock issued for legal services	-	-	15,000	15	29,985	-	-	30,000

Net loss, 2005	-	-	-	-	-	-	(1,250,794)	(1,250,794)

BALANCE, December 31, 2005	-	-	3,251,800	3,252	1,197,628	-	(1,353,462)	(152,582)

Sale of common stock			4,000	4	9,996	-	0	10,000

Common stock issued for services	-	-	50,000	50	167,950	(153,000)	-	15,000

Common stock issued for financing fees on note payable	-	-	18,000	18	78,482	-	-	78,500

Conversion on notes payable and accrued interest	-	-	85,502	85	78,429	-	-	78,514

Retirement of common stock	-	-	(5,000)	(5)	5	-	-	-

Amortization of deferred compensation	-	-	-	-	-	89,704	-	89,704

Net Loss, 2006	-	-	-	-	-	-	(741,177)	(741,177)

Balance December 31, 2006	-	-	3,404,302	3,404	1,532,490	(63,296)	$(2,094,639)	$(622,041)

Common stock issued for services	-	-	100,000	100	149,900	-	-	150,000

Conversion on notes payable and accrued interest	-	-	1,204,148	1,204	481,400	-	-	482,604

Conversion of accrued payroll	-	-	599,615	600	238,046	-	-	238,646

Common stock issued for financing fees	-	-	10,000	10	3,990	-	-	4,000

Amortization of deferred compensation	-	-	-	-	-	63,296	-	63,296

Net Loss, 2007	-	-	-	-	-	-	(632,644)	(632,644)

Balance December 31, 2007	-	-	5,318,065	5,318	2,405,826	-	$(2,727,283)	$(316,139)

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,				For The Period From January 8, 2003 (Inception) to December
	2007		2006		31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(632,644)		$(741,177)	$(2,727,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services		251,194		189,371	555,898
Common stock issued for financing fees		4,000		3,500	7,500
Beneficial conversion expenses		-		35,763	35,763
Loss on conversion of notes payable - related party		96,322			96,322
Depreciation expense		4,693		4,694	12,876
Impairment of technology		-		-	500,000
In-kind contribution of services		-		-	880
Changes in operating assets and liabilities:
(Increase) / Decrease in prepaid expenses		(1,333)		4,758	(3,616)
Accrued payroll		146,000		65,707	334,878
Accrued interest		20,050		185,462	55,630
Accounts payable		18,650		24,800	109,257
Net Cash Used In Operating Activities		(93,068)		(227,122)	(1,021,895)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		-		-	(15,351)
Net Cash Used In Investing Activities		-		-	(15,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft		(728)		728	-
Repayments of notes payable		(5,000)		(20,000)	(40,000)
Proceeds from notes payable related party		82,200		181,450	405,650
Proceeds from notes payable		20,000		35,000	90,000
Repurchase and retirement or treasury stock		-		-	(50,000)
Proceeds from issuance of common stock		-		10,000	635,000
Net Cash Provided By Financing Activities		96,472		207,178	1,040,650

NET INCREASE (DECREASE) IN CASH		3,404		(19,944)	3,404

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		-		19,944	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$3,404		$-	$3,404

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes		$-		$-	$-
Cash paid for interest expense	$		$		$500
Conversion of convertible debt and accrued interest to common stock		$368,182		$42,751	$428,933
Conversion of accrued salary to common stock		$200,748		$-	$200,748

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Pursuant to a share purchase agreement, dated December 30, 2005, BioTex Corporation, consummated an agreement with BTX Holdings, Inc., pursuant to which BioTex Corporation, exchanged all of its 1,283,720 then issued and outstanding shares of common stock for 1,283,720 shares or approximately 89% of the common stock of BTX Holdings, Inc.. This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, BioTex Corporation, is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of BioTex Corporation, with the net assets of BTX Holdings, Inc. deemed to have been acquired and recorded at its historical cost. The statements of operations include the results of BioTex Corporation for the years ended December 31, 2007 and 2006 and for the period from January 3, 2003 (inception) to December 31, 2007.

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2007 and 2006, the Company did not have any balances that exceeded FDIC insurance limits.

(E) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

(G) Stock-Based Compensation

Effective January 1, 2006 The Company adopted SFAS No. 123R “Share-Based Payment”(“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Prior to the adoption of SFAS 123R the Company accounted for stock options in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees”(the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by SFAS No. 123(R).  EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the EITF.

During the year ended December 31, 2005, the Company granted 500,000 options to it's President with the following terms; 100,000 shares at $5.00, 100,000 at $7.50, 100,000 at $10.00, 100,000 at $15.00 and 100,000 at $20.00. All options expire December 31, 2015.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: dividend yield of zero; expected volatility of 1%, risk-free interest rate of 3.5%; expected life of 5 years dividend yield of zero; expected volatility of .001%,risk-free interest rate of 3.5%; expected life of 5 years. The Company determined the value to be immaterial.

  A summary of the status of the Company's stock options as of December 31, 2007 and the changes during the period ended is presented below:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2004	-	-
Granted	500,000	$11.50

Outstanding at December 31, 2005	500,000	$11.50
Granted	-	-

Outstanding at December 31, 2006	500,000	$11.50
Granted	-	-

Outstanding at December 31, 2007	500,000	$11.50

Options exercisable at December 31, 2007	500,000

Weighted average exercise price of options granted to employees during period ended December 31, 2007	$11.50

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2007 common share equivalents of 500,000 stock options were anti-dilutive and not used in the calculation of diluted net loss per share. As of December 31, 2006  common share equivalents of 500,000 stock options and 1,740,000 shares upon the conversion of a convertible note payable were anti-dilutive and not used in the calculation of diluted net loss per share.

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

K) Fair Value of Financial Instruments

The carrying amounts of the Company's accounts payable, accrued expenses, notes payable related parties, notes payable and deferred compensation approximate fair value due to the relatively short period to maturity for these instruments.

(L) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2007 and 2006, the Company has a net operating loss carryforward of approximately $2,216,082 and $1,583,922 respectively, available to offset future taxable income through 2027. The valuation allowance at December 31, 2007 and 2006 was $794,220 and $596,056, respectively. The net change in the valuation allowance for the year ended December 31, 2007 was an increase of $198,164.

(K) Recent Accounting Pronouncements

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 were as follows:

Computer	$15,351
Less accumulated depreciation	(12,876)

$2,475

During the year ended December 31, 2007 and 2006, and the period January 8, 2003 (Inception) to December 31, 2007 the Company recorded depreciation expense of $4,693, $4,694,  and $12,876, respectively.

NOTE 3  PURCHASE OF INTELLECTUAL PROPERTY

During January 2005, the Company entered into an agreement with Bio Reduction Technology, LLC, pending the Company's acceptance of a working prototype. Whereby the Company has the right to acquire an exclusive license to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the bio reduction technology and any improvements to such technology throughout the entire world. In exchange for the afore mentioned license, the Company has agreed to issue up to 150,000 shares of common stock valued at $1,500,000 the fair market value on the agreement date and an option to purchase 30,000 additional shares of common stock, which will be exercisable at a price of $50.00 per share. As of December 31, 2007, the Company has not received a working prototype and has not closed on the agreement.

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

On December 28, 2005, a related party loaned the Company $40,000 at a rate of 10% per annum. The principle and interest were due on December 31, 2006 and was unsecured. On September 1, 2006 the related party converted $40,000 of principal and $2,751 of accrued interest into 85,502 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest (See Note 8).

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

During 2006, the Company borrowed $73,700 from a related party. The note is unsecured and is due six months from the dates of issuance and bear interest at a rate of 15%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. During the three months ended March 31, 2007 the Company borrowed an additional $42,000 from the related party, note is unsecured and is due March 31, 2007 and bear interest at a rate of 15%. In April 2007, the Company borrowed $15,000 from a related party. The note is unsecured and is due June 30, 2007 and bears interest at a rate of 15%. In May 2007 the officer, director and shareholder agreed to convert the principal of $130,700 and accrued interest of $8,616 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 439,302 shares of common stock valued at $175,721 ($.40 per share). The Company recorded a loss on conversion of notes payable of $35,145 (See Note 8).

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. As of December 31, 2007 the Company recorded accrued interest of $557  (See note 8).

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. As of December 31, 2007 the Company recorded accrued interest of $630 (See note 8).

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from an officer, director and shareholder of the Company. The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. As of December 31, 2007 the Company recorded accrued interest of $493 (See note 8).

In October  2007 the Company borrowed $2,000 from an officer, director and shareholder of the Company. The note is unsecured and is due November 15, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. As of December 31, 2007 the Company recorded accrued interest of $62 (See note 8).

On December 31, 2007 the Company borrowed $3,000 from an officer, director and shareholder of the Company. The note is unsecured and is due March 31, 2008 and bears interest at a rate of 25%.. In March 2008, the term of the loan was extended to June 30, 2008.  As of December 31, 2007 the Company had not recorded any accrued interest. (See note 8).

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

In April, 2006 the Company borrowed $25,000 from an individual. The note is unsecured, is due four months from the date of issuance and bears interest at a rate of 10%. The Company issued the note holder 5,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $25,000. The value is being amortized over the term of the note. At December 31, 2006 the Company recorded a discount on the notes of $0 and amortization of $25,000. The note is currently in default. As of December 31, 2007 the Company has recorded accrued interest of $4,212.

In May, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 7%. In June, 2006 the note was extended to October 15, 2006. The note is currently in default. As of December 31, 2007 the Company has recorded accrued interest of $582.

In November 2007 the Company borrowed $20,000 from an investment company. The note is unsecured, is due November 13, 2008, and bears interest at a rate of 10%.  As of December 31, 2007 the Company has recorded accrued interest of $263.

NOTE 6  JOINT VENTURE

On August 15, 2005, the Company agreed to enter into an agreement with the Citrus Products of Belize Limited (“CPBL”). Pursuant to the Agreement, the Company and CPBL were to form a joint venture named BTX Citrus Belize, Ltd. (“BTXC”) for the purpose of building a plant in Belize for waste peel processing. Pursuant to the terms of the Agreement, the Company will own 65% and CPBL will own 35% of the joint venture company. As of December 31, 2007 the joint venture has not been formed.

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

On December 28, 2005, a related party loaned the Company $40,000 at a rate of 10% per annum. The principle and interest were due on December 31, 2006 and was unsecured. On September 1, 2006 the related party converted $40,000 of principal and $2,751 of accrued interest into 85,502 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest (See Note 8)

In March 2006 a related party repaid an existing unsecured note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new unsecured note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $20,500 and accrued interest of $3,631 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 75,409 shares of common stock valued at $30,164 ($.40 per share). The Company recorded a loss on conversion of notes payable of $6,033 (See Note 8).

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

On December 30, 2005 pursuant to the Stock Purchase Agreement and Share Exchange, the Company issued a total of 1,655,070 shares of the Company's common stock to the shareholders of BioTex Holdings, Inc. simultaneous with the Stock Purchase Agreement and Share Exchange, the Company purchased and retired a total of 1,573,750 shares of its common stock for $50,000 from a former shareholder of King Capital.

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

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. As of December 31, 2007 the Company recorded accrued interest of $557.

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008.. As of December 31, 2007 the Company recorded accrued interest of $630.

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from an officer, director and shareholder of the Company. The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. As of December 31, 2007 the Company recorded accrued interest of $493.

In October  2007 the Company borrowed $2,000 from an officer, director and shareholder of the Company. The note is unsecured and is due November 15, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. As of December 31, 2007 the Company recorded accrued interest of $62.

On December 31, 2007 the Company borrowed $3,000 from an officer, director and shareholder of the Company. The note is unsecured and is due March 31, 2008 and bears interest at a rate of 20%. In March 2008, the term of the loan was extended to June 30, 2008.  As of December 31, 2007 the Company had not recorded any accrued interest.

NOTE 9  COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

During December 2005, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company for a term of five years at an annual minimum salary of $150,000. In May 2007 the President and Chief Executive Officer of the Company agreed to convert the principal of $190,917 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 599,615 shares of common stock valued at $238,646 ($.40 per share). The Company recorded additional compensation expense on the conversion of the accrued salary of $47,729. As of December 31, 2007, the President and Chief Executive Officer of the Company is owed accrued salary of $84,669.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $2,727,283 from inception, a stockholders' deficiency of $316,139, a working capital deficiency of $318,614 and used cash in operations from inception of $1,021,895. In addition, the Company has $30,000 in notes payable that are currently in default. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 11 SUBSEQUENT EVENTS

On February 1, 2008 the Company borrowed $2,500 from a related party of the Company. The note is unsecured and is due March 30, 2008 and bears interest at a rate of 10%. In March 2008, the term of the loan was extended to June 30, 2008.

On February 23, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%.

On March 10, 2008 the Company borrowed $2,100 from a related party of the Company. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%.

On April 1, 2008, the Company borrowed $2,500 from a related party of the Company.  The note is unsecured and is due June 20, 2008 and bears interest at a rate of 15%,

On April 1, 2008 the Company borrowed $500from an officer and director of the Company. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.   CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

Name	Age	Position	Date Appointed
Scott J. Silverman	38	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors	December 30, 2005

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, no reports required to be filed were timely filed in fiscal year ended December 31, 2007.

Code Of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Principal Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Scott Silverman President, Chief	2007	$150,000	0	0	0	0	0	0	$150,000
Executive Officer,	2006	$150,000	0	0(1)	0	0	0	0	$150,000(2)
Chief Financial Officer	2005	$48,642	0	0(1)	0	0	0	0	48,642

(1)Mr. Silverman has options to purchase shares of our common stock at the following exercise prices: 100,000 shares at $5.00; 100,000 shares at $7.50; 100,000 shares at $10.00; 100,000 shares at $15.00 and 100,000 shares at $20.00.

(2) Pursuant to his employment agreement with us, Mr. Silverman was entitled to $150,000 for the year ended December 31, 2007. During such time, Mr. Silverman was not paid any salary so the entire amount of the salary was accrued. Pursuant to his employment agreement with us, Mr. Silverman was entitled to $150,000 for the year ended December 31, 2006. During such time, Mr. Silverman was actually paid $4,000 and the balance of the salary was accrued.

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

(ii) Bonus: Mr. Silverman shall receive a guaranteed bonus of 4% of Net Profits in excess of $10,000,000 and shall also be eligible for additional bonuses determined by the Compensation Committee; (iii) stock options: Mr. Silverman will receive options to purchase 1,000,000 shares of our common stock at the following exercise prices: 100,000 shares at $5.00; 100,000 shares at $7.50; 100,000 shares at $10.00; 100,000 shares at $15.00 and 100,000 shares at $20.00; (iv) automobile provided with a monthly payment not to exceed $1,500. Mr. Silverman can terminate the agreement upon 3 months prior notice to us. We can terminate Mr. Silverman’s agreement, with or without cause. If we terminate Mr. Silverman without cause, we will owe him 3 years salary, and 2,500,000 shares of restricted common stock with demand registration rights.

 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of April 15, 2008 all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Scott J. Silverman 171 N. Shore Drive, Miami Beach, Florida 33141	1,716,784 (2)	32.38%

Officers and Directors As a Group (1 person)		1,716,784	32.38%

(1)	This percentage is based on 5,318,065 shares of common stock issued and outstanding as of April 15, 2008.

(2)	This amount includes shares owned directly by Mr. Silverman and entities that Mr. Silverman has voting control of.

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

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. As of December 31, 2007 the Company recorded accrued interest of $557.

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008.. As of December 31, 2007 the Company recorded accrued interest of $630.

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from an officer, director and shareholder of the Company. The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. As of December 31, 2007 the Company recorded accrued interest of $493.

In October  2007 the Company borrowed $2,000 from an officer, director and shareholder of the Company. The note is unsecured and is due November 15, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. As of December 31, 2007 the Company recorded accrued interest of $62.

On December 31, 2007 the Company borrowed $3,000 from an officer, director and shareholder of the Company. The note is unsecured and is due March 31, 2008 and bears interest at a rate of 20%. In March 2008, the term of the loan was extended to June 30, 2008.  As of December 31, 2007 the Company had not recorded any accrued interest.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2007 and December 31, 2006, the Company was billed approximately $15,593 and $27,330 respectively for professional services rendered for the audit and review of its financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2007 and 2006 we did not incur any audit related fees.

Tax Fees

For the Company’s fiscal years ended December 31, 2007 and December 31, 2006, the Company incurred no expenses for preparation of its corporate income tax returns.

All Other Fees

The Company did not incur any other fees related to other services rendered by its principal accountant for the fiscal years ended December 31, 2007 and 2006.

Audit and Non-Audit Service Pre-Approval Policy

We currently do not have an audit committee. However, our board of directors has approved all the services described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BTX HOLDINGS, INC.

By:
SCOTT J. SILVERMAN
Chief Executive Officer Principal Financial Officer, Principal Accounting Officer

Dated:	April 9, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Scott J. Silverman Scott J. Silverman	Chief Executive Officer Principal Financial Officer, Principal Accounting Officer, and Director	April 9, 2008