Form 10-Q
period 2008-03-31
BTX HOLDINGS INC
filed 2008-05-15
CIK 1268238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

BTX HOLDINGS, INC.
 (Exact name of registrant as specified in Charter

FLORIDA	333-110324	16-1682307
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

171 N. Shore Drive, Miami Shores, FL 33141
 (Address of Principal Executive Offices)
 _______________

     (954) 776-6600
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 15, 2008:  5,318,069 shares of Common Stock.

BTX HOLDINGS, INC.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2008	2007
CURRENT ASSETS	(Unaudited)	(Audited)

Cash	$455	$3,404
Prepaid expenses	1,965	3,616
TOTAL CURRENT ASSETS	2,420	7,020

Property and Equipment, net	1,722	2,475

TOTAL ASSETS	$4,142	$9,495

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$111,535	$109,257
Accrued payroll	171,630	134,130
Accrued interest	9,372	7,047
Notes payable- related parties	30,300	25,200
Notes payable	50,000	50,000

TOTAL CURRENT LIABILITIES	372,837	325,634

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,318,065 and 5,318,065 shares issued and outstanding, respectively	5,318	5,318
Additional paid in capital	2,405,826	2,405,826
Accumulated deficit during development stage	(2,779,839)	(2,727,283)
Total Stockholders’ Deficiency	(368,695)	(316,139)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,142	$9,495

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For The Period From January 8, 2003
	For The Three Months Ended March 31,		(Inception) to March 31,
	2008	2007	2008
OPERATING EXPENSES
Consulting fees	$-	$-	$364,403
Management fees - related party	-	-	84,000
Professional fees	4,653	209,247	316,313
Research and development	-	12,500	168,618
Impairment of technology	-	-	500,000
General and administrative	44,996	49,473	890,581
Total Operating Expenses	49,649	271,220	2,323,915

LOSS FROM OPERATIONS	(49,649)	(271,220)	(2,323,915)

OTHER EXPENSES:
Interest Expense	(2,907)	(10,050)	(56,153)
Loss on convesion of notes payable	-	-	(97,277)
Financing fees	-	-	(302,494)
Total Other Expenses	(2,907)	(10,050)	(455,924)

LOSS BEFORE PROVISION FOR INCOME TAXES	(52,556)	(281,270)	(2,779,839)

Provision for Income Taxes	-	-	-

NET LOSS	$(52,556)	$(281,270)	$(2,779,839)

Net loss per share - basic and diluted	$(0.01)	$(0.08)	$11.50

Weighted average number of shares outstanding during the period - basic and diluted	5,318,065	3,433,191	$11.50

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’ DEFICIENCY

FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO MARCH 31, 2008

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

BALANCE, JANUARY 8, 2003 (Inception)	-	$-	-	$-	$-	-	$-	$-

Issuance of founders stock	-	-	1,574,600	1,575	425	-	-	2,000

Net loss, 2003	-	-	-	-	-	-	-	-

BALANCE, DECEMBER 31, 2004	-	-	1,574,600	1,575	425	-	-	2,000

Beneficial conversion on convertible debt	-	-	-	-	85,000	-	-	85,000

Net loss, 2004	-	-	-	-	-	-	(102,668)	(102,668)

BALANCE, December 31, 2004	-	-	1,574,600	1,575	85,425	-	(102,668)	(15,668)

Sale of common stock for cash	-	-	311,500	312	622,689	-	-	623,000

Stock issued to acquire technology	-	-	250,000	250	499,750	-	-	500,000

Common stock issued for reverse merger	-	-	282,500	283	(283)	-	-	-

Common stock issued for reverse merger	-	-	16,550,700	16,551	(16,551)	-	-	-

Repurchase and cancellation of common stock	-	-	(15,737,500)	(15,738)	(34,263)	-	-	(50,000)

Common stock issued for financing fees on note payable	-	-	5,000	5	9,995	-	-	10,000

In-kind contribution of management services	-	-	-	-	880	-	-	880

Common stock issued for legal services	-	-	15,000	15	29,985	-	-	30,000

Net loss, 2005	-	-	-	-	-	-	(1,250,794)	(1,250,794)

BALANCE, December 31, 2005	-	-	3,251,800	3,252	1,197,628	-	(1,353,462)	(152,582)

Sale of common stock			4,000	4	9,996	-	0	10,000

Common stock issued for services	-	-	50,000	50	167,950	(153,000)	-	15,000

Common stock issued for financing fees on note payable	-	-	18,000	18	78,482	-	-	78,500

Conversion on notes payable and accrued interest	-	-	85,502	86	78,429	-	-	78,514

Retirement of common stock	-	-	(5,000)	(5)	5	-	-	-

Amortization of deferred compensation	-	-	-	-	-	89,704	-	89,704

Net Loss, 2006	-	-	-	-	-	-	(741,177)	(741,177)

Balance December 31, 2006	-	-	3,404,302	3,404	1,532,490	(63,296)	(2,094,639)	(622,041)

Common stock issued for services	-	-	100,000	100	149,900	-	-	150,000

Conversion on notes payable and accrued interest	-	-	1,204,148	1,204	481,400	-	-	482,604

Conversion of accrued payroll	-	-	599,615	600	238,046	-	-	238,646

Common stock issued for financing fees	-	-	10,000	10	3,990	-	-	4,000

Amortization of deferred compensation	-	-	-	-	-	63,296	-	63,296

Net Loss, 2007	-	-	-	-	-	-	(632,644)	(632,644)

Balance December 31, 2007	-	-	5,318,065	5,318	2,405,826	-	(2,727,283)	(316,139)

Net Loss, for the three months ended March 31, 2008	-	-	-	-	-	-	(52,556)	(52,556)

Balance, March 31, 2008	-	$-	5,318,065	5,318	2,405,826	-	$(2,779,839)	$(368,695)

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

					For The Period From January 8, 2003
	For the Three Months Ended March 31,				(Inception) to March 31,
	2008		2007		2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(52,556)		$(281,270)	$(2,779,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services		-		187,726	555,898
Common stock issued for financing fees		-			7,500
Beneficial conversion expenses		-			35,763
Loss on conversion of notes payable - related party		-			96,322
Depreciation expense		753		1,173	13,629
Impairment of technology		-		-	500,000
In-kind contribution of services		-		-	880
Changes in operating assets and liabilities:
(Increase) / Decrease in prepaid expenses		1,651		613	(1,965)
Accrued payroll		37,500		4,532	372,378
Accrued interest		2,325		37,500	57,955
Accounts payable		2,278		10,051	111,535
Net Cash Used In Operating Activities		(8,049)		(39,675)	(1,029,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		-		-	(15,351)
Net Cash Used In Investing Activities		-		-	(15,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft		-		(728)	-
Repyaments of notes payable		-		-	(40,000)
Proceeds from notes payable related party		5,100		42,000	410,750
Proceeds from notes payable		-		-	90,000
Repurchase and retirement or treasury stock		-		-	(50,000)
Proceeds from issuance of common stock		-		-	635,000
Net Cash Provided By Financing Activities		5,100		41,272	1,045,750

NET INCREASE (DECREASE) IN CASH		(2,949)		1,597	455

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		3,404		-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$455		$1,597	$455

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes		$-		$-	$-
Cash paid for interest expense	$		$		$500
Conversion of convrtible debt and accrued interest to common stock		$-		$42,751	$561,118
Conversion of accrued salary to common stock		$-		$-	$200,748

See accompanying notes to financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

 NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments(consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. The financial statements are presented on the accrual basis.

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

Pursuant to a share purchase agreement, dated December 30, 2005, BioTex Corporation, consummated an agreement with BTX Holdings, Inc., pursuant to which BioTex Corporation, exchanged all of its 1,283,720 then issued and outstanding shares of common stock for 1,283,720 shares or approximately 89% of the common stock of BTX Holdings, Inc.. This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, BioTex Corporation, is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of BioTex Corporation, with the net assets of BTX Holdings, Inc. deemed to have been acquired and recorded at its historical cost. The statements of operations include the results of BioTex Corporation for the three months ended March 31, 2008 and 2007 and for the period from January 3, 2003 (inception) to March 31, 2008.

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

(E) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At March 31, 2008 and December 31, 2007  the Company did not have any balances that exceeded FDIC insurance limits.

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

A summary of the status of the Company's stock options as of March 31, 2008 and the changes during the period ended is presented below:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2004	-	-
Granted	500,000	$11.50

Outstanding at December 31, 2005	500,000	$11.50
Granted	-	-

Outstanding at December 31, 2006	500,000	$11.50
Granted	-	-

Outstanding at December 31, 2007	500,000	$11.50
Granted	-

Outstanding at March 31, 2008	500,000
Options exercisable at March 31, 2008	500,000

Weighted average exercise price of options granted to employees during period ended March 31, 2008	$11.50

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2008 common share equivalents of 500,000 stock options were anti-dilutive and not used in the calculation of diluted net loss per share. As of March 31, 2007  common share equivalents of 500,000 stock options and 1,740,000 shares upon the conversion of a convertible note payable were anti-dilutive and not used in the calculation of diluted net loss per share.

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

(K) Fair Value of Financial Instruments

The carrying amounts of the Company's accounts payable, accrued expenses, notes payable related parties, notes payable and deferred compensation approximate fair value due to the relatively short period to maturity for these instruments.

(L) Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

NOTE 2     PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
Computer	$15,351	$15,351
Less accumulated depreciation	(13,629)	(12,876)

	$1,722	$2,475

During the three months ended March 31, 2008 and 2007, and the period January 8, 2003 (Inception) to March 31, 2008 the Company recorded depreciation expense of $753, $1,173,  and $13,629, respectively.

NOTE 3     PURCHASE OF INTELLECTUAL PROPERTY

During January 2005, the Company entered into an agreement with Bio Reduction Technology, LLC, pending the Company's acceptance of a working prototype. Whereby the Company has the right to acquire an exclusive license to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the bio reduction technology and any improvements to such technology throughout the entire world. In exchange for the afore mentioned license, the Company has agreed to issue up to 150,000 shares of common stock valued at $1,500,000 the fair market value on the agreement date and an option to purchase 30,000 additional shares of common stock, which will be exercisable at a price of $50.00 per share. As of March 31, 2008, the Company has not received a working prototype and has not closed on the agreement.

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

In April 2006 the Company borrowed $50,000 from a related party. The note is unsecured and is due December 31, 2006 and bears interest at a rate of 15%. The Company issued the note holder 12,500 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $50,000. The value is being amortized over the term of the note. In December 2006 the term of the loan was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. At December 31, 2006 the Company recorded amortization of $50,000.  In May 2007 the related party agreed to convert the principal of $50,000 and accrued interest of $8,260 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 182,063 shares of common stock valued at $72,825 ($.40 per share). The Company recorded a loss on conversion of notes payable of $14,565 (See Note 8).

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

During 2006, the Company borrowed $73,700 from a related party. The note is unsecured and is due six months from the dates of issuance and bear interest at a rate of 15%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. During the three months ended March 31, 2007 the Company borrowed an additional $42,000 from the related party, note is unsecured and is due March 31, 2007 and bear interest at a rate of 15%. In April 2007, the Company borrowed $15,000 from a related party. The note is unsecured and is due June 30, 2007 and bears interest at a rate of 15%. In May 2007 the officer, director and shareholder agreed to convert the principal of $130,700 and accrued interest of $8,616 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 439,302 shares of common stock valued at $176,666 ($.40 per share). The Company recorded a loss on conversion of notes payable of $35,145 (See Note 8).

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. As of March 31, 2008 and December 31, 2007 the Company recorded accrued interest of $782  and $557, respectively (See note 8).

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. As of March 31, 2008 and December 31, 2007 the Company recorded accrued interest of $905 and $630, respectively (See note 8).

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from an officer, director and shareholder of the Company. The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. As of March 31, 2008 and December 31, 2007 the Company recorded accrued interest of $781 and $493, respectively (See note 8).

In October  2007 the Company borrowed $2,000 from an officer, director and shareholder of the Company. The note is unsecured and is due November 15, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. As of March 31, 2008 and December 31, 2007 the Company recorded accrued interest of $136 and $62, respectively (See note 8).

On December 31, 2007 the Company borrowed $3,000 from an officer, director and shareholder of the Company. The note is unsecured and is due March 31, 2008 and bears interest at a rate of 25%.. In March 2008, the term of the loan was extended to June 30, 2008.  As of March 31, 2008 and December 31, 2007 the Company recorded accrued interest of $187  and $0, respectively (See note 8).

On February 1, 2008, the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 10%. As of March 31, 2008 the Company recorded accrued interest of $40   (See note 8).

On February 23, 2008, the Company borrowed $500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. As of March 31, 2008 the Company recorded accrued interest of $8   (See note 8).

On March 10, 2008, the Company borrowed $2,100 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. As of March 31, 2008 the Company recorded accrued interest of $18   (See note 8).

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

In April, 2006 the Company borrowed $25,000 from an individual. The note is unsecured, is due four months from the date of issuance and bears interest at a rate of 10%. The Company issued the note holder 5,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $25,000. The value is being amortized over the term of the note. At December 31, 2006 the Company recorded a discount on the notes of $0 and amortization of $25,000. The note is currently in default. As of March 31, 2008 and December 31, 2007 the Company recorded accrued interest of $4,836  and $4,212, respectively.

In May, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 7%. In June, 2006 the note was extended to October 15, 2006. The note is currently in default. As of March 31, 2008 and December 31, 2007 the Company recorded accrued interest of $669  and $582, respectively.

In November 2007 the Company borrowed $20,000 from an investment company. The note is unsecured, is due November 13, 2008, and bears interest at a rate of 10%.  As of March 31, 2008 and December 31, 2007 the Company recorded accrued interest of $762  and $263, respectively.

NOTE 6     JOINT VENTURE

On August 15, 2005, the Company agreed to enter into an agreement with the Citrus Products of Belize Limited (“CPBL”). Pursuant to the Agreement, the Company and CPBL were to form a joint venture named BTX Citrus Belize, Ltd. (“BTXC”) for the purpose of building a plant in Belize for waste peel processing. Pursuant to the terms of the Agreement, the Company will own 65% and CPBL will own 35% of the joint venture company. As of March 31, 2008 the joint venture has not been formed.

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

On December 28, 2005, a related party loaned the Company $40,000 at a rate of 10% per annum. The principal and interest were due on December 31, 2006 and was unsecured. On September 1, 2006 the related party converted $40,000 of principal and $2,751 of accrued interest into 85,502 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest (See Note 8)

In March 2006 a related party repaid an existing unsecured note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new unsecured note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $20,500 and accrued interest of $3,631 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 75,409 shares of common stock valued at $30,164 ($.40 per share). The Company recorded a loss on conversion of notes payable of $6,033 (See Note 8).

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

During 2006, the Company borrowed $73,700 from a related party. The note is unsecured and is due six months from the dates of issuance and bear interest at a rate of 15%. In December 2006 the term of note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. During the three months ended March 31, 2007 the Company borrowed an additional $42,000 from the related party, note is unsecured and is due March 31, 2007 and bear interest at a rate of 15%. In April 2007, the Company borrowed $15,000 from a related party. The note is unsecured and is due June 30, 2007 and bears interest at a rate of 15%. In May 2007 the officer, director and shareholder agreed to convert the principal of $130,700 and accrued interest of $9,616 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 439,302 shares of common stock valued at $176,666 ($.40 per share). The Company recorded a loss on conversion of notes payable of $35,145 (See Note 8).

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

During 2005, the Company issued 50,000 shares of common stock for  a finder's fee which were put into escrow pending the acceptance of the Agreement between the Company and Dexion International Ltd. to acquire the Hyper Critical Separation Technology. On March 29, 2006, the Company and Dexion mutually terminated the Agreement and the shares being held in escrow were cancelled.

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

During 2006, the Company borrowed $73,700 from a related party. The note is unsecured and is due six months from the dates of issuance and bear interest at a rate of 15%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. During the three months ended March 31, 2007 the Company borrowed an additional $42,000 from the related party, note is unsecured and is due March 31, 2007 and bear interest at a rate of 15%. In April 2007, the Company borrowed $15,000 from a related party. The note is unsecured and is due June 30, 2007 and bears interest at a rate of 15%. In May 2007 the officer, director and shareholder agreed to convert the principal of $130,700 and accrued interest of $8,616 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 439,302 shares of common stock valued at $176,666 ($.40 per share). The Company recorded a loss on conversion of notes payable of $35,145.

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. As of March 31, 2008 and December 31, 2007 the Company recorded accrued interest of $782  and $557, respectively.

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. As of March 31, 2008 and December 31, 2007 the Company recorded accrued interest of $905 and $630, respectively.

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from an officer, director and shareholder of the Company. The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. As of March 31, 2008 and December 31, 2007 the Company recorded accrued interest of $781 and $493, respectively.

In October  2007 the Company borrowed $2,000 from an officer, director and shareholder of the Company. The note is unsecured and is due November 15, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. As of March 31, 2008 and December 31, 2007 the Company recorded accrued interest of $136 and $62, respectively.

On December 31, 2007 the Company borrowed $3,000 from an officer, director and shareholder of the Company. The note is unsecured and is due March 31, 2008 and bears interest at a rate of 25%.. In March 2008, the term of the loan was extended to June 30, 2008.  As of March 31, 2008 and December 31, 2007 the Company recorded accrued interest of $187  and $0, respectively.

On February 1, 2008, the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 10%. As of March 31, 2008 the Company recorded accrued interest of $40.

On February 23, 2008, the Company borrowed $500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. As of March 31, 2008 the Company recorded accrued interest of $8.

On March 10, 2008, the Company borrowed $2,100 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. As of March 31, 2008 the Company recorded accrued interest of $18.

NOTE 9     COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

During December 2005, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company for a term of five years at an annual minimum salary of $150,000. In May 2007 the President and Chief Executive Officer of the Company agreed to convert the principal of $190,917 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 599,615 shares of common stock valued at $238,646 ($.40 per share). The Company recorded additional compensation expense on the conversion of the accrued salary of $47,729. As of March 31, 2008 and December 31, 2007 the President and Chief Executive Officer of the Company is owed accrued salary of $122,169 and $84,669, respectively.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $2,779,839 from inception, a stockholders' deficiency of $368,695, a working capital deficiency of $370,417 and used cash in operations from inception of $1,029,944. In addition, the Company has $30,000 in notes payable that are currently in default. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 11   SUBSEQUENT EVENTS

On April 1, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Going Concern Consideration

As reflected in the accompanying financial statements as of March 31, 2008, we are in the development stage with no operations, a stockholders' deficiency of $368,695, and a working capital deficiency of $370,417 and used cash in operations from inception of $1,029,944. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of March 31, 2008, we have assets of $4,142 consisting of cash of $455, prepaid expenses of $1,965 and property and equipment of $1,722 and total liabilities of $372,837 consisting of accounts payable of $111,535, and accrued expenses of $181,002 an amount of $30,300 due to related parties, and notes payable of $50,000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks including changes in interest rates. The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) und er the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTX HOLDINGS, INC.

Date: May 13, 2008	By:	/s/ Scott J. Silverman
Scott J. Silverman
President, Chief Executive Officer, Chief Financial Officer