Form 10-Q
period 2008-06-30
BTX HOLDINGS INC
filed 2008-08-14
CIK 1268238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 14, 2008:  5,318,065 shares of common stock.

BTX HOLDINGS, INC.

FORM 10-Q

June 30, 2008

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

SIGNATURE

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2008	2007
CURRENT ASSETS	(Unaudited)

Cash	$90	$3,404
Prepaid expenses	4,310	3,616
TOTAL CURRENT ASSETS	4,400	7,020

Property and Equipment, net	1,164	2,475

TOTAL ASSETS	$5,564	$9,495

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$131,052	$109,257
Accrued payroll	209,130	134,130
Accrued interest	11,941	7,047
Notes payable- related parties	37,800	25,200
Notes payable	50,000	50,000

TOTAL CURRENT LIABILITIES	439,923	325,634

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,318,065 and 5,318,065 shares issued and outstanding, respectively	5,318	5,318
Additional paid in capital	2,405,826	2,405,826
Accumulated deficit during development stage	(2,845,503)	(2,727,283)
Total Stockholders’ Deficiency	(434,359)	(316,139)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$5,564	$9,495

See accompanying notes to condensed consolidated financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,		For The Period From January 8, 2003 (Inception)
	2008	2007	2008	2007	to June 30, 2008
OPERATING EXPENSES
Consulting fees	$-	$-	$-	$152,500	$364,403
Management fees - related party	-	-	-	-	84,000
Professional fees	19,221	35,624	23,874	92,371	335,534
Research and development	-	-	-	12,500	168,618
Impairment of technology	-	-	-	-	500,000
Salaries	37,500	37,500	75,000	75,000	530,167
General and administrative	5,816	65,901	13,312	77,874	403,730
Total Operating Expenses	62,537	139,025	112,186	410,245	2,386,452

LOSS FROM OPERATIONS	(62,537)	(139,025)	(112,186)	(410,245)	(2,386,452)

OTHER EXPENSES:
Interest Expense	(3,127)	(10,680)	(6,034)	(20,730)	(59,280)
Loss on convesion of notes payable	-	(96,332)	-	(96,332)	(97,277)
Financing fees	-	-	-	-	(302,494)
Total Other Expenses	(3,127)	(107,012)	(6,034)	(117,062)	(459,051)

LOSS BEFORE PROVISION FOR INCOME TAXES	(65,664)	(246,037)	(118,220)	(527,307)	(2,845,503)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(65,664)	$(246,037)	$(118,220)	$(527,307)	$(2,845,503)

Net loss per share - basic and diluted	$(0.01)	$(0.05)	$(0.02)	$(0.14)

Weighted average number of shares outstanding during the period - basic and diluted	5,318,065	4,537,221	5,318,065	3,765,305

See accompanying notes to condensed consolidated financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY (DEFICIENCY)

FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO JUNE 30, 2008

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total
BALANCE, JANUARY 8, 2003 (Inception)	-	$-	-	$-	$-	-	$-	$-
Issuance of founders stock	-	-	1,574,600	1,575	425	-	-	2,000
Net loss, 2003	-	-	-	-	-	-	-	-

BALANCE, DECEMBER 31, 2004	-	-	1,574,600	1,575	425	-	-	2,000
Beneficial conversion on convertible debt	-	-	-	-	85,000	-	-	85,000
Net loss, 2004	-	-	-	-	-	-	(102,668)	(102,668)

BALANCE, December 31, 2004	-	-	1,574,600	1,575	85,425	-	(102,668)	(15,668)
Sale of common stock for cash	-	-	311,500	312	622,689	-	-	623,000
Stock issued to acquire technology	-	-	250,000	250	499,750	-	-	500,000
Common stock issued for reverse merger	-	-	282,500	283	(283)	-	-	-
Common stock issued for reverse merger	-	-	16,550,700	16,551	(16,551)	-	-	-
Repurchase and cancellation of common stock	-	-	(15,737,500)	(15,738)	(34,263)	-	-	(50,000)
Common stock issued for financing fees on note payable	-	-	5,000	5	9,995	-	-	10,000
In-kind contribution of management services	-	-	-	-	880	-	-	880
Common stock issued for legal services	-	-	15,000	15	29,985	-	-	30,000
Net loss, 2005	-	-	-	-	-	-	(1,250,794)	(1,250,794)

BALANCE, December 31, 2005	-	-	3,251,800	3,252	1,197,628	-	(1,353,462)	(152,582)
Sale of common stock			4,000	4	9,996	-	0	10,000
Common stock issued for services	-	-	50,000	50	167,950	(153,000)	-	15,000
Common stock issued for financing fees on note payable	-	-	18,000	18	78,482	-	-	78,500
Conversion on notes payable and accrued interest	-	-	85,502	86	78,429	-	-	78,514
Retirement of common stock	-	-	(5,000)	(5)	5	-	-	-
Amortization of deferred compensation	-	-	-	-	-	89,704	-	89,704
Net Loss, 2006	-	-	-	-	-	-	(741,177)	(741,177)

Balance December 31, 2006	-	-	3,404,302	3,404	1,532,490	(63,296)	(2,094,639)	(622,041)
Common stock issued for services	-	-	100,000	100	149,900	-	-	150,000
Conversion on notes payable and accrued interest	-	-	1,204,148	1,204	481,400	-	-	482,604
Conversion of accrued payroll	-	-	599,615	600	238,046	-	-	238,646
Common stock issued for financing fees	-	-	10,000	10	3,990	-	-	4,000
Amortization of deferred compensation	-	-	-	-	-	63,296	-	63,296
Net Loss, 2007	-	-	-	-	-	-	(632,644)	(632,644)

Balance December 31, 2007	-	-	5,318,065	5,318	2,405,826	-	(2,727,283)	(316,139)
Net Loss, for the six months ended June 30, 2008	-	-	-	-	-	-	(118,220)	(118,220)

Balance, June 30, 2008	-	$-	5,318,065	5,318	2,405,826	-	$(2,845,503)	$(434,359)

See accompanying notes to condensed consolidated financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,				For The Period From January 8, 2003 (Inception) to
	2008		2007		June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(118,220)		$(527,307)	$(2,845,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services		-		252,139	555,898
Common stock issued for financing fees		-		4,000	7,500
Beneficial conversion expenses		-		-	35,763
Loss on conversion of notes payable - related party		-		96,332	96,322
Depreciation expense		1,311		2,347	14,187
Impairment of technology		-		-	500,000
In-kind contribution of services		-		-	880
Changes in operating assets and liabilities:
(Increase) / Decrease in prepaid expenses		(694)		293	(4,310)
Accrued payroll		75,000		71,000	409,878
Accrued interest		4,894		15,843	60,524
Accounts payable		21,795		23,255	131,052
Net Cash Used In Operating Activities		(15,914)		(62,098)	(1,037,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		-		-	(15,351)
Net Cash Used In Investing Activities		-		-	(15,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft		-		(728)	-
Repayments of notes payable		-		-	(40,000)
Proceeds from notes payable related party		12,600		(5,000)	418,250
Proceeds from notes payable		-		69,500	90,000
Repurchase and retirement or treasury stock		-		-	(50,000)
Proceeds from issuance of common stock		-		-	635,000
Net Cash Provided By Financing Activities		12,600		63,772	1,053,250

NET INCREASE (DECREASE) IN CASH		(3,314)		1,674	90

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		3,404		-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$90		$1,674	$90

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes		$-		$-	$-
Cash paid for interest expense	$		$		$500
Conversion of convertible debt and accrued interest to common stock		$-		$386,182	$561,118
Conversion of accrued salary to common stock		$-		$200,748	$200,748

See accompanying notes to condensed consolidated financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(UNAUDITED)

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments(consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. The financial statements are presented on the accrual basis.

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

Pursuant to a share purchase agreement, dated December 30, 2005, BioTex Corporation, consummated an agreement with BTX Holdings, Inc., pursuant to which BioTex Corporation, exchanged all of its 1,283,720 then issued and outstanding shares of common stock for 1,283,720 shares or approximately 89% of the common stock of BTX Holdings, Inc.. This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, BioTex Corporation, is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of BioTex Corporation, with the net assets of BTX Holdings, Inc. deemed to have been acquired and recorded at its historical cost. The statements of operations include the results of BioTex Corporation for the three and six months ended June 30, 2008 and 2007 and for the period from January 3, 2003 (inception) to June 30, 2008.

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

(E) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At June 30, 2008 and December 31, 2007  the Company did not have any balances that exceeded FDIC insurance limits.

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

A summary of the status of the Company's stock options as of June 30, 2008 and the changes during the period ended is presented below:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2004	-	-
Granted	500,000	$11.50

Outstanding at December 31, 2005	500,000	$11.50
Granted	-	-

Outstanding at December 31, 2006	500,000	$11.50
Granted	-	-

Outstanding at December 31, 2007	500,000	$11.50
Granted	-

Outstanding at June 30, 2008	500,000
Options exercisable at June 30, 2008	500,000

Weighted average exercise price of options granted to employees during period ended June 30, 2008	$11.50

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2008 common share equivalents of 500,000 stock options were anti-dilutive and not used in the calculation of diluted net loss per share. As of June 30, 2007  common share equivalents of 650,000 stock options were anti-dilutive and not used in the calculation of diluted net loss per share.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

NOTE 2	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
Computer	$15,351	$15,351
Less accumulated depreciation	(14,187)	(12,876)

	$1,164	$2,475

During the three and six months ended June 30, 2008 and 2007, and the period January 8, 2003 (Inception) to June 30, 2008 the Company recorded depreciation expense of $558, $1,311, $1,173 and $2,347,  and $14,187, respectively.

NOTE 3	PURCHASE OF INTELLECTUAL PROPERTY

During January 2005, the Company entered into an agreement with Bio Reduction Technology, LLC, pending the Company's acceptance of a working prototype. Whereby the Company has the right to acquire an exclusive license to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the bio reduction technology and any improvements to such technology throughout the entire world. In exchange for the afore mentioned license, the Company has agreed to issue up to 150,000 shares of common stock valued at $1,500,000 the fair market value on the agreement date and an option to purchase 30,000 additional shares of common stock, which will be exercisable at a price of $50.00 per share. As of June 30, 2008, the Company has not received a working prototype and has not closed on the agreement.

During May 2005, the Company entered into an agreement with an individual who is the sole inventor of and holds all the rights, title, and interest in a pending patent for citrus separation technology, whereby the Company has been assigned the pending patent and the right to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the citrus separation technology and improvements to such technology throughout the entire world. In exchange for the aforementioned pending patent, the Company issued 250,000 shares of common stock valued at $500,000, the fair market value on the agreement date and an option for the purchase of 150,000 additional shares of YB common stock, exercisable at a price of $10.00 per share. The options were valued based on the Black-Scholes model with the following assumptions as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate of 4.25%, and expected warrant life of one year. The Company also agreed to share a certain percentage of profits derived from sales. As the Company has yet to determine the commercial feasibility of this technology, it has elected to fully impair the value of it. (See Note 9(c))

On December 29, 2005, the Company entered into an agreement with Dexion International, Ltd to acquire all rights and interest in its patent application number 5425221.8 for Hypercritical Separation Technology that was filed with the European Patent Office on April 15, 2005. Upon successful testing, the rights, title and interest to the technology are being acquired by us at a cost of $2.5 million and 580,000 shares of common stock. Additionally, pending successful testing of the technology, the Company has agreed to acquire Dexion's HST machine for $500,000 and to establish a research and development facility for the technology. On March 29, 2007, the Company and Dexion International, Ltd. mutually terminated the Agreement.

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

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September   30, 2008. As of June 30, 2008 and December 31, 2007 the Company recorded accrued interest of $1,006  and $557, respectively (See note 8).

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. As of June 30, 2008 and December 31, 2007 the Company recorded accrued interest of $1,181 and $630, respectively (See note 8).

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from an officer, director and shareholder of the Company. The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September 30, 2008. As of June 30, 2008 and December 31, 2007 the Company recorded accrued interest of $1,069 and $493, respectively (See note 8).

In October  2007 the Company borrowed $2,000 from an officer, director and shareholder of the Company. The note is unsecured and is due November 15, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. As of June 30, 2008 and December 31, 2007 the Company recorded accrued interest of $211 and $62, respectively (See note 8).

On December 31, 2007 the Company borrowed $3,000 from an officer, director and shareholder of the Company. The note is unsecured and is due March 31, 2008 and bears interest at a rate of 25%.. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. As of June 30, 2008 and December 31, 2007 the Company recorded accrued interest of $374  and $0, respectively (See note 8).

On February 1, 2008, the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 10%. In July 2008, the term of the loan was extended to September 30, 2008. As of June 30, 2008 the Company recorded accrued interest of $102   (See note 8).

On February 23, 2008, the Company borrowed $500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. As of June 30, 2008 the Company recorded accrued interest of $26   (See note 8).

On March 10, 2008, the Company borrowed $2,100 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. As of June 30, 2008 the Company recorded accrued interest of $97   (See note 8).

On April 1, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. As of June 30, 2008 the Company recorded accrued interest of $18   (See note 8).

On April 18, 2008 the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. As of June 30, 2008 the Company recorded accrued interest of $75   (See note 8).

On May 21, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due August 30, 2008 and bears interest at a rate of 15%. As of June 30, 2008 the Company recorded accrued interest of $10   (See note 8).

On June 1, 2008 the Company borrowed $4,000 from a related party. The note is unsecured and is due September 30, 2008 and bears interest at a rate of 15%. As of June 30, 2008 the Company recorded accrued interest of $48   (See note 8).

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

In April, 2006 the Company borrowed $25,000 from an individual. The note is unsecured, is due four months from the date of issuance and bears interest at a rate of 10%. The Company issued the note holder 5,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $25,000. The value is being amortized over the term of the note. At December 31, 2006 the Company recorded a discount on the notes of $0 and amortization of $25,000. The note is currently in default. As of June 30, 2008 and December 31, 2007 the Company recorded accrued interest of $5,459 and $4,212, respectively.

In May, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 7%. In June, 2006 the note was extended to October 15, 2006. The note is currently in default. As of June 30, 2008 and December 31, 2007 the Company recorded accrued interest of $757 and $582, respectively.

In November 2007 the Company borrowed $20,000 from an investment company. The note is unsecured, is due November 13, 2008, and bears interest at a rate of 10%.  As of June 30, 2008 and December 31, 2007 the Company recorded accrued interest of $1,260 and $263, respectively.

NOTE 6	JOINT VENTURE

On August 15, 2005, the Company agreed to enter into an agreement with the Citrus Products of Belize Limited (“CPBL”). Pursuant to the Agreement, the Company and CPBL were to form a joint venture named BTX Citrus Belize, Ltd. (“BTXC”) for the purpose of building a plant in Belize for waste peel processing. Pursuant to the terms of the Agreement, the Company will own 65% and CPBL will own 35% of the joint venture company. As of June 30, 2008 the joint venture has not been formed.

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

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September   30, 2008. As of June 30, 2008 and December 31, 2007 the Company recorded accrued interest of $1,006  and $557, respectively.

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. As of June 30, 2008 and December 31, 2007 the Company recorded accrued interest of $1,181 and $630, respectively.

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from an officer, director and shareholder of the Company. The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September 30, 2008. As of June 30, 2008 and December 31, 2007 the Company recorded accrued interest of $1,069 and $493, respectively.

In October  2007 the Company borrowed $2,000 from an officer, director and shareholder of the Company. The note is unsecured and is due November 15, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. As of June 30, 2008 and December 31, 2007 the Company recorded accrued interest of $211 and $62, respectively.

On December 31, 2007 the Company borrowed $3,000 from an officer, director and shareholder of the Company. The note is unsecured and is due March 31, 2008 and bears interest at a rate of 25%.. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. As of June 30, 2008 and December 31, 2007 the Company recorded accrued interest of $374  and $0, respectively.

On February 1, 2008, the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 10%. In July 2008, the term of the loan was extended to September 30, 2008. As of June 30, 2008 the Company recorded accrued interest of $102.

On February 23, 2008, the Company borrowed $500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. As of June 30, 2008 the Company recorded accrued interest of $26.

On March 10, 2008, the Company borrowed $2,100 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. As of June 30, 2008 the Company recorded accrued interest of $97.

On April 1, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. As of June 30, 2008 the Company recorded accrued interest of $18.

 On April 18, 2008 the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September  30, 2008. As of June 30, 2008 the Company recorded accrued interest of $75.

On May  21, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due August 30, 2008 and bears interest at a rate of 15%. As of June 30, 2008 the Company recorded accrued interest of $10.

On June 1, 2008 the Company borrowed $4,000 from a related party. The note is unsecured and is due September 30, 2008 and bears interest at a rate of 15%. As of June 30, 2008 the Company recorded accrued interest of $18.

NOTE 9	COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

During December 2005, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company for a term of five years at an annual minimum salary of $150,000. In May 2007 the President and Chief Executive Officer of the Company agreed to convert the principal of $190,917 into common stock at a discount of 20% from the current market value of $.40 on date of conversion. The Company issued a total of 599,615 shares of common stock valued at $238,646 ($.40 per share). The Company recorded additional compensation expense on the conversion of the accrued salary of $47,729. As of June 30, 2008 and December 31, 2007 the President and Chief Executive Officer of the Company is owed accrued salary of $159,669 and $84,669, respectively.

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

(B) Joint Venture

During August 2005, the Company agreed to form a majority-owned venture, BTX Citrus Belize, Ltd. (herein after known as “BTXC”), with Citrus Products Of Belize Ltd. (“CPBL”), comprised of the Company's capital funding and citrus peel processing equipment. CPBL is providing the land free citrus peels for 10 years and is placing $700,000 in an escrow account for a period of no longer than four months. As a result of this transaction, BioTex Corp. (“BIOTEX”) will have a 65% ownership interest. The remaining 35% shall be owned by Citrus Products Of Belize Ltd. (“CPBL”).  (See Note 6)

 (C) Litigation

In May 2008, a lawsuit was served against the Company seeking rescission of the CST patent.  The complaint claims breach of contract among other claims.  Management and counsel believe this complaint to be frivolous and without merit, and is vigorously defending the Company’s rights and interests in the patent.  On June 23, 2008, our counsel filed a motion to dismiss all claims brought against the Company.  To date the this motion has not been decided by the court.

NOTE 10	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $2,845,503 from inception, a stockholders' deficiency of $434,359, a working capital deficiency of $435,523 and used cash in operations from inception of $1,037,809. In addition, the Company has $30,000 in notes payable that are currently in default. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 11	SUBSEQUENT EVENTS

On July 1, 2008 a related party loaned $2,696.16 to the Company. The note is unsecured, earns an interest rate of 15% and matures on September 30, 2008

On August 1, 2008, the Company received written consents in lieu of a meeting of Stockholders from holders of 2,769,264 shares representing approximately 52.07% of the 5,318,065 shares of the total issued and outstanding shares of voting stock of the Company authorizing the Company's Board of Directors, to effect a reverse split of the Company’s outstanding common stock of 1:5.  The effect of this reverse split has not been retroactively applied to these financial statements as it is awaiting final shareholder approval.

On August 8, 2008 a related party loaned $5,000 to the Company. The note is unsecured, carries an interest rate of 15%, and matures on September 30, 2008.

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

Going Concern Consideration

As reflected in the accompanying financial statements as of June 30, 2008, we are in the development stage with no operations, a stockholders' deficiency of $434,359, and a working capital deficiency of $435,523 and used cash in operations from inception of $1,037,809. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of June 30, 2008, we have assets of $5,564 consisting of cash of $90, prepaid expenses of $4,310 and property and equipment of $1,164 and total liabilities of $439,923consisting of accounts payable of $131,052, and accrued expenses of $221,071 an amount of $37,800 due to related parties, and notes payable of $50,000.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

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

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2008, a lawsuit was served against the Company as well as certain individuals by Robert Allen Jones in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida seeking rescission of the CST patent.  The complaint claims breach of contract among other claims.  Management and counsel believe this complaint to be frivolous and without merit, and is vigorously defending the Company’s rights and interests in the patent.  On June 23, 2008, our counsel filed a motion to dismiss all claims brought against the Company.  To date this motion has not been decided by the court.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

In April, 2006 the Company borrowed $25,000 from an individual. The note is unsecured, is due four months from the date of issuance and bears interest at a rate of 10%. The Company issued the note holder 5,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $25,000. The value is being amortized over the term of the note. At December 31, 2006 the Company recorded a discount on the notes of $0 and amortization of $25,000. The note is currently in default. As of June 30, 2008 and December 31, 2007 the Company recorded accrued interest of $5,459 and $4,212, respectively.

In May, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 7%. In June, 2006 the note was extended to October 15, 2006. The note is currently in default. As of June 30, 2008 and December 31, 2007 the Company recorded accrued interest of $757 and $582, respectively.

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

BTX HOLDINGS, INC.

Date: August 14, 2008	By:	/s/ Scott J. Silverman
Scott J. Silverman
President, Chief Executive Officer, Chief Financial Officer