Form 10-Q
period 2008-09-30
BTX HOLDINGS INC
filed 2008-10-22
CIK 1268238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of October 22, 2008:  1,063,613 shares of common stock.

BTX HOLDINGS, INC.

FORM 10-Q

September 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2008	2007
CURRENT ASSETS	(Unaudited)	(Audited)

Cash	$534	$3,404
Prepaid expenses	2,643	3,616
TOTAL CURRENT ASSETS	3,177	7,020

Property and Equipment, net	895	2,475

TOTAL ASSETS	$4,072	$9,495

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$138,303	$109,257
Accrued payroll	246,630	134,130
Accrued interest	14,879	7,047
Notes payable- related parties	45,495	25,200
Notes payable	50,000	50,000

TOTAL CURRENT LIABILITIES	495,307	325,634

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,063,613 shares issued and outstanding, respectively	1,064	1,064
Additional paid in capital	2,410,080	2,410,080
Accumulated deficit during development stage	(2,902,379)	(2,727,283)
Total Stockholders’ Deficiency	(491,235)	(316,139)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,072	$9,495

See accompanying notes to condensed consolidated financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,		For The Period From January 8, 2003 (Inception) to September
	2008	2007	2008	2007	30, 2008
OPERATING EXPENSES
Consulting fees	$-	$-	$-	$152,500	$364,403
Management fees - related party	-	-	-	-	84,000
Professional fees	9,372	8,705	33,246	101,076	344,906
Research and development	-	-	-	12,500	168,618
Impairment of technology	-	-	-	-	500,000
Salaries	37,500	37,500	112,500	112,500	567,667
General and administrative	6,526	8,417	19,838	86,291	410,256
Total Operating Expenses	53,398	54,622	165,584	464,867	2,439,850

LOSS FROM OPERATIONS	(53,398)	(54,622)	(165,584)	(464,867)	(2,439,850)

OTHER EXPENSES:
Interest Expense	(3,478)	(1,469)	(9,512)	(22,199)	(62,758)
Loss on convesion of notes payable	-	-	-	(96,332)	(97,277)
Financing fees	-	-	-	-	(302,494)
Total Other Expenses	(3,478)	(1,469)	(9,512)	(118,531)	(462,529)

LOSS BEFORE PROVISION FOR INCOME TAXES	(56,876)	(56,091)	(175,096)	(583,398)	(2,902,379)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(56,876)	$(56,091)	$(175,096)	$(583,398)	$(2,902,379)

Net loss per share - basic and diluted	$(0.05)	$(0.05)	$(0.16)	$(0.66)

Weighted average number of shares outstanding during the period - basic and diluted	1,063,613	1,063,613	1,063,613	887,279

See accompanying notes to condensed consolidated financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY (DEFICIENCY)

FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO SEPTEMBER 30, 2008

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total
BALANCE, JANUARY 8, 2003 (Inception)	-	$-				-	$-	$-

Issuance of founders stock	-	-	314,920	315	1,685	-	-	2,000
Net loss, 2003	-	-	-	-	-	-	-	-

BALANCE, DECEMBER 31, 2004	-	-	314,920	315	1,685	-	-	2,000

Beneficial conversion of convertible debt	-	-	-	-	85,000	-	-	85,000
Net loss, 2004	-	-	-	-	-	-	(102,668)	(102,668)

BALANCE, December 31, 2004	-	-	314,920	315	86,685	-	(102,668)	(15,668)

Sale of common stock for cash	-	-	62,300	62	622,938	-	-	623,000
Stock issued to acquire technology	-	-	50,000	50	499,950	-	-	500,000
Common stock issued for reverse merger	-	-	56,500	57	(57)	-	-	-
Common stock issued for reverse merger	-	-	3,310,140	3,310	(3,310)	-	-	-
Repurchase and cancellation of common stock	-	-	(3,147,500)	(3,148)	(46,852)	-	-	(50,000)
Common stock issued for financing fees on note payable	-	-	1,000	1	9,999	-	-	10,000
In-kind contribution of management services	-	-	-	-	880	-	-	880
Common stock issued for legal services	-	-	3,000	3	29,997	-	-	30,000
Net loss, 2005	-	-	-	-	-	-	(1,250,794)	(1,250,794)

BALANCE, December 31, 2005	-	-	650,360	650	1,200,230	-	(1,353,462)	(152,582)

Sale of common stock			800	1	9,999	-	-	10,000
Common stock issued for services	-	-	10,000	10	167,990	(153,000)	-	15,000
Common stock issued for financing fees on note payable	-	-	3,600	4	78,496	-	-	78,500
Conversion on notes payable and accrued interest	-	-	17,100	17	78,497	-	-	78,514
Retirement of common stock	-	-	(1,000)	(1)	1	-	-	-
Amortization of deferred compensation	-	-	-	-	-	89,704	-	89,704
Net Loss, 2006	-	-	-	-	-	-	(741,177)	(741,177)

Balance December 31, 2006	-	-	680,860	681	1,535,213	(63,296)	(2,094,639)	(622,041)

Common stock issued for services	-	-	20,000	20	149,980	-	-	150,000
Conversion on notes payable and accrued interest	-	-	240,830	241	482,363	-	-	482,604
Conversion of accrued payroll	-	-	119,923	120	238,526	-	-	238,646
Common stock issued for financing fees	-	-	2,000	2	3,998	-	-	4,000
Amortization of deferred compensation	-	-	-	-	-	63,296	-	63,296
Net Loss, 2007	-	-	-	-	-	-	(632,644)	(632,644)

Balance December 31, 2007	-	-	1,063,613	1,064	2,410,080	-	(2,727,283)	(316,139)

Net Loss, for the nine months ended September 30, 2008	-	-				-	(175,096)	(175,096)

Balance, September 30, 2008	-	$-	1,063,613	1,064	2,410,080	-	$(2,902,379)	$(491,235)

See accompanying notes to condensed consolidated financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,				For The Period From January 8, 2003 (Inception) to September 30,
	2008		2007		2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(175,096)		$(583,398)	$(2,902,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services		-		251,194	555,898
Common stock issued for financing fees		-		4,000	7,500
Beneficial conversion expenses		-		-	35,763
Loss on conversion of notes payable - related party		-		96,322	96,322
Depreciation expense		1,580		3,520	14,456
Impairment of technology		-		-	500,000
In-kind contribution of services		-		-	880
Changes in operating assets and liabilities:
(Increase) / Decrease in prepaid expenses		973		2,143	(2,643)
Accrued payroll		112,500		108,500	447,378
Accrued interest		7,832		18,227	63,462
Accounts payable		29,046		28,411	138,303
Net Cash Used In Operating Activities		(23,165)		(71,081)	(1,045,060)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		-		-	(15,351)
Net Cash Used In Investing Activities		-		-	(15,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft		-		(728)	-
Repayments of notes payable		-		-	(40,000)
Proceeds from notes payable related party		20,295		(5,000)	425,945
Proceeds from notes payable		-		77,200	90,000
Repurchase and retirement or treasury stock		-		-	(50,000)
Proceeds from issuance of common stock		-		-	635,000
Net Cash Provided By Financing Activities		20,295		71,472	1,060,945

NET INCREASE (DECREASE) IN CASH		(2,870)		391	534

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		3,404		-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$534		$391	$534

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes		$-		$-	$-
Cash paid for interest expense	$		$		$500
Conversion of convertible debt and accrued interest to common stock		$-		$-	$561,118
Conversion of accrued salary to common stock		$-		$-	$200,748

See accompanying notes to condensed consolidated financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(UNAUDITED)

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results if operations.

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

Pursuant to a share purchase agreement, dated December 30, 2005, BioTex Corporation, consummated an agreement with BTX Holdings, Inc., pursuant to which BioTex Corporation, exchanged all of its 256,744 then issued and outstanding shares of common stock for 254,744 shares or approximately 89% of the common stock of BTX Holdings, Inc. This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, BioTex Corporation, is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of BioTex Corporation, with the net assets of BTX Holdings, Inc. deemed to have been acquired and recorded at its historical cost. The statements of operations include the results of BioTex Corporation for the three and nine months ended September 30, 2008 and 2007 and for the period from January 3, 2003 (inception) to September 30, 2008.

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

(E) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At September 30, 2008 and December 31, 2007, the Company did not have any balances that exceeded FDIC insurance limits.

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

During the year ended December 31, 2005, the Company granted 100,000 options to it's President with the following terms; 20,000 shares at $25.00, 20,000 at $37.50, 20,000 at $50.00, 20,000 at $75.00 and 20,000 at $100.00. All options expire December 31, 2015.

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

A summary of the status of the Company's stock options as of September 30, 2008 and the changes during the period ended is presented below:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2004	-	-
Granted	100,000	$57.50

Outstanding at December 31, 2005	100,000	$57.50
Granted	-	-

Outstanding at December 31, 2006	100,000	$57.50
Granted	-	-

Outstanding at December 31, 2007	100,000	$57.50
Granted	-

Outstanding at September 30, 2008	100,000
Options exercisable at September 30, 2008	100,000

Weighted average exercise price of options granted to employees during period ended September 30, 2008	$57.50

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2008  common share equivalents of 130,000 stock options were anti-dilutive and not used in the calculation of diluted net loss per share.

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

NOTE 2	PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
Computer	$15,351	$15,351
Less accumulated depreciation	(14,456)	(12,876)

	$895	$2,475

During the three and nine months ended September  30, 2008 and 2007, and the period January 8, 2003 (Inception) to September  30, 2008 the Company recorded depreciation expense of $269, $1,580, $1,173 and $3,520,  and $14,456, respectively.

NOTE 3	PURCHASE OF INTELLECTUAL PROPERTY

During January 2005, the Company entered into an agreement with Bio Reduction Technology, LLC, pending the Company's acceptance of a working prototype. Whereby the Company has the right to acquire an exclusive license to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the bio reduction technology and any improvements to such technology throughout the entire world. In exchange for the afore mentioned license, the Company has agreed to issue up to 30,000 shares of common stock valued at $1,500,000 the fair market value on the agreement date and an option to purchase 6,000 additional shares of common stock, which will be exercisable at a price of $250.00 per share. As of September 30, 2008, the Company has not received a working prototype and has not closed on the agreement.

During May 2005, the Company entered into an agreement with an individual who is the sole inventor of and holds all the rights, title, and interest in a pending patent for citrus separation technology, whereby the Company has been assigned the pending patent and the right to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the citrus separation technology and improvements to such technology throughout the entire world. In exchange for the aforementioned pending patent, the Company issued 50,000 shares of common stock valued at $500,000, the fair market value on the agreement date and an option for the purchase of 30,000 additional shares of YB common stock, exercisable at a price of $50.00 per share. The options were valued based on the Black-Scholes model with the following assumptions as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate of 4.25%, and expected warrant life of one year. The Company also agreed to share a certain percentage of profits derived from sales. As the Company has yet to determine the commercial feasibility of this technology, it has elected to fully impair the value of it. (See Note 9(c))

On December 29, 2005, the Company entered into an agreement with Dexion International, Ltd to acquire all rights and interest in its patent application number 5425221.8 for Hypercritical Separation Technology that was filed with the European Patent Office on April 15, 2005. Upon successful testing, the rights, title and interest to the technology are being acquired by us at a cost of $2.5 million and 116,000 shares of common stock. Additionally, pending successful testing of the technology, the Company has agreed to acquire Dexion's HST machine for $500,000 and to establish a research and development facility for the technology. On March 29, 2007, the Company and Dexion International, Ltd. mutually terminated the Agreement.

NOTE 4	NOTES PAYABLE - RELATED PARTIES

During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The note was extended until December 31, 2006. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.25 per share. During the years ended December 31, 2006 and 2005 and the period January 8, 2003 (Inception) to December 31, 2006 the Company recorded financing fees for the beneficial conversion of $0, $70,795, and $85,000, respectively. In March 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer director and shareholder agreed to convert the principal of $87,000 and accrued interest of $17,337 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 65,211 shares of common stock valued at $130,422 ($2.00 per share). The Company recorded a loss on conversion of notes payable of $26,085 (See Note 8).

On December 27, 2005, the Company borrowed $15,000 from a related party. The note is unsecured and is due twelve months from the date of issuance and bears interest at a rate of 10%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $15,000 and accrued interest of $2,026 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 10,641 shares of common stock valued at $21,283 ($2.00 per share). The Company recorded a loss on conversion of notes payable of $4,257 (See Note 8).

On December 28, 2005, a related party loaned the Company $40,000 at a rate of 10% per annum. The principle and interest were due on December 31, 2006 and was unsecured. On September 1, 2006 the related party converted $40,000 of principal and $2,751 of accrued interest into 17,100 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest (See Note 8).

In March 2006 a related party repaid an existing unsecured note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new unsecured note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $20,500 and accrued interest of $3,631 into common stock at a discount of 20% from the current market value of $.2.00 on date of conversion. The Company issued a total of 15,082 shares of common stock valued at $30,164 ($2.00 per share). The Company recorded a loss on conversion of notes payable of $6,033 (See Note 8).

In April 2006 the Company borrowed $50,000 from a related party. The note is unsecured and is due December 31, 2006 and bears interest at a rate of 15%. The Company issued the note holder 2,500 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $50,000. The value is being amortized over the term of the note. In December 2006 the term of the loan was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. At December 31, 2006 the Company recorded amortization of $50,000.  In May 2007 the related party agreed to convert the principal of $50,000 and accrued interest of $8,260 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 36,413 shares of common stock valued at $72,825 ($2.00 per share). The Company recorded a loss on conversion of notes payable of $14,565 (See Note 8).

During the year ended December 31, 2006, officer, director and shareholder loaned the Company an additional $37,250. The balance accrued interest at a rate of 10% per annum, is unsecured, and is due on December 31, 2006. In January 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer, director and shareholder agreed to convert the principal of $37,250 and accrued interest of $3,746 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 25,623 shares of common stock valued at $51,245 ($2.00 per share). The Company recorded a loss on conversion of notes payable of $10,249 (See Note 8).

During 2006, the Company borrowed $73,700 from a related party. The note is unsecured and is due six months from the dates of issuance and bear interest at a rate of 15%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. During the three months ended March 31, 2007 the Company borrowed an additional $42,000 from the related party, note is unsecured and is due March 31, 2007 and bear interest at a rate of 15%. In April 2007, the Company borrowed $15,000 from a related party. The note is unsecured and is due June 30, 2007 and bears interest at a rate of 15%. In May 2007 the officer, director and shareholder agreed to convert the principal of $130,700 and accrued interest of $8,616 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 87,860 shares of common stock valued at $176,666 ($2.00 per share). The Company recorded a loss on conversion of notes payable of $35,145 (See Note 8).

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September   30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.As of September 30, 2008 and December 31, 2007 the Company recorded accrued interest of $ 1,233  and $557, respectively (See note 8).

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. As of September 30, 2008 and December 31, 2007 the Company recorded accrued interest of $1,459 and $630, respectively (See note 8).

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from an officer, director and shareholder of the Company. The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. As of September 30, 2008 and December 31, 2007 the Company recorded accrued interest of $1,647 and $493, respectively (See note 8).

In October  2007 the Company borrowed $2,000 from an officer, director and shareholder of the Company. The note is unsecured and is due November 15, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.As of September 30, 2008 and December 31, 2007 the Company recorded accrued interest of $287 and $62, respectively (See note 8).

On December 31, 2007 the Company borrowed $3,000 from an officer, director and shareholder of the Company. The note is unsecured and is due March 31, 2008 and bears interest at a rate of 25%.. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. As of September  30, 2008 and December 31, 2007 the Company recorded accrued interest of $563  and $0, respectively (See note 8).

On February 1, 2008, the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 10%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. As of September  30, 2008 the Company recorded accrued interest of $166   (See note 8).

On February 23, 2008, the Company borrowed $500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. As of September 30, 2008 the Company recorded accrued interest of $45   (See note 8).

On March 10, 2008, the Company borrowed $2,100 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. As of September  30, 2008 the Company recorded accrued interest of $176   (See note 8).

On April 1, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. As of September  30, 2008 the Company recorded accrued interest of $37   (See note 8).

On April 18, 2008 the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. As of September  30, 2008 the Company recorded accrued interest of $170   (See note 8).

On May 21, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due August 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008. As of September 30, 2008 the Company recorded accrued interest of $29   (See note 8).

On June 1, 2008 the Company borrowed $4,000 from a related party. The note is unsecured and is due September 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008. As of September  30, 2008 the Company recorded accrued interest of $199   (See note 8).

On July 1, 2008 a related party loaned $2,695 to the Company. The note is unsecured, earns an interest rate of 15% and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. As of September 30, 2008 the Company recorded accrued interest of $101.  (See note 8).

On August 8, 2008 a related party loaned $5,000 to the Company. The note is unsecured, carries an interest rate of 15%, and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. As of September 30, 2008 the Company recorded accrued interest of $109.
(See note 8).

NOTE 5	NOTES PAYABLE

In March, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 15%. In August, the note was extended to September 30, 2006 and the Company agreed to issue 100 shares of common stock in consideration for the extension.  In June 2007 the Company repaid the principal of $5,000 and accrued interest of $916. In addition the Company agreed to issue 2,000 share of common stock valued at $4,000 ($2.00 per share) the fair value on the date of issuance as additional fees to cover the default on note.

In April, 2006 the Company borrowed $25,000 from an individual. The note is unsecured, is due four months from the date of issuance and bears interest at a rate of 10%. The Company issued the note holder ,1,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $25,000. The value is being amortized over the term of the note. At December 31, 2006 the Company recorded a discount on the notes of $0 and amortization of $25,000. The note is currently in default. As of September 30, 2008 and December 31, 2007 the Company recorded accrued interest of $6,089 and $4,212, respectively.

In May, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 7%. In June, 2006 the note was extended to October 15, 2006. The note is currently in default. As of September  30, 2008 and December 31, 2007 the Company recorded accrued interest of $845 and $582, respectively.

In November 2007 the Company borrowed $20,000 from an investment company. The note is unsecured, is due November 13, 2008, and bears interest at a rate of 10%.  As of September 30, 2008 and December 31, 2007 the Company recorded accrued interest of $1,724 and $263, respectively.

NOTE 6	JOINT VENTURE

On August 15, 2005, the Company agreed to enter into an agreement with the Citrus Products of Belize Limited (“CPBL”). Pursuant to the Agreement, the Company and CPBL were to form a joint venture named BTX Citrus Belize, Ltd. (“BTXC”) for the purpose of building a plant in Belize for waste peel processing. Pursuant to the terms of the Agreement, the Company will own 65% and CPBL will own 35% of the joint venture company. As of September  30, 2008 the joint venture has not been formed.

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

(A) Common Stock Issued to Founders

During January 2003 the Company issued 314,920 shares of common stock to founders for a capital contribution of $2,000 ($.0012 per share).

In August 2006 one of the founders returned 1,000 shares of common stock with a  value of $1,000. The Company retired the share of common stock in August 2006.

(B) Common Stock Issued for Cash

In 2005, the Company sold a total of 62,300 shares of common stock to 22 individuals for cash of $623,000 ($10.00 per share).

In 2006, the Company sold a total of 800 shares of common stock to an individual for cash of $10,000 ($12.50 per share).

(C) Common Stock Issued for Services

In December 2005 the Company issued 3,000 shares of common stock with a fair market value of $30,000 for legal services ($10.00 per share).

In March 2006 the Company issued 9,000 shares of common stock valued at $153,000 for investor relations. The term of the agreement is from June 1, 2006 to June 1, 2007. As of March 31, 2006 the Company has recorded the value of these shares as deferred compensation and will amortize them over the term of the agreement ($17.00 per share).

In June 2006 the Company issued 1,000 shares of common stock with a fair market value of $15,000 for consulting services ($15.00 per share).

In March 2007 the Company issued 20,000 shares of common stock with a fair market value of $150,000 for consulting services ($7,50per share).

(D) Common Stock Issued for Financing Fees

In December 2005 the Company issued ,1,000 shares of common stock with a fair market value of $10,000 ($10,00 per share) for financing fees in relation to a note payable (See Note 4).

In April 2006 the Company issued 1,000 shares of common stock with a fair market value of $25,000 ($25.00 per share) for financing fees in relation to a note payable (See Note 5).

In April 2006, the Company issued a related party 2,500 shares of common stock with a fair market value of $50,000 ($20.00 per share) for financing fees in relation to a note payable (See Note 4).

In September 2006, the Company issued 100 shares of common stock with a fair market value of $3,500 ($35.00 per share) for financing fees in relation to a note payable (See Note 5).

(E) Common Stock Issued for Notes Payable

During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The note was extended until December 31, 2006. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.25 per share. During the years ended December 31, 2006 and 2005 and the period January 8, 2003 (Inception) to December 31, 2006 the Company recorded financing fees for the beneficial conversion of $0, $70,795, and $85,000, respectively. In March 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer director and shareholder agreed to convert the principal of $87,000 and accrued interest of $17,337 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 65,211 shares of common stock valued at $130,422 ($2.00 per share). The Company recorded a loss on conversion of notes payable of $26,085 (See Note 8).
On December 27, 2005, the Company borrowed $15,000 from a related party. The note is unsecured and is due twelve months from the date of issuance and bears interest at a rate of 10%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $15,000 and accrued interest of $2,026 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 10,641 shares of common stock valued at $21,283 ($2.00 per share). The Company recorded a loss on conversion of notes payable of $4,257 (See Note 8).

On December 28, 2005, a related party loaned the Company $40,000 at a rate of 10% per annum. The principle and interest were due on December 31, 2006 and was unsecured. On September 1, 2006 the related party converted $40,000 of principal and $2,751 of accrued interest into 17,100 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest (See Note 8).

In March 2006 a related party repaid an existing unsecured note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new unsecured note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $20,500 and accrued interest of $3,631 into common stock at a discount of 20% from the current market value of $.2.00 on date of conversion. The Company issued a total of 15,082 shares of common stock valued at $30,164 ($2.00 per share). The Company recorded a loss on conversion of notes payable of $6,033 (See Note 8).

In April 2006 the Company borrowed $50,000 from a related party. The note is unsecured and is due December 31, 2006 and bears interest at a rate of 15%. The Company issued the note holder 2,500 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $50,000. The value is being amortized over the term of the note. In December 2006 the term of the loan was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. At December 31, 2006 the Company recorded amortization of $50,000.  In May 2007 the related party agreed to convert the principal of $50,000 and accrued interest of $8,260 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 36,413 shares of common stock valued at $72,825 ($2.00 per share). The Company recorded a loss on conversion of notes payable of $14,565 (See Note 8).

During the year ended December 31, 2006, officer, director and shareholder loaned the Company an additional $37,250. The balance accrued interest at a rate of 10% per annum, is unsecured, and is due on December 31, 2006. In January 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer, director and shareholder agreed to convert the principal of $37,250 and accrued interest of $3,746 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 25,623 shares of common stock valued at $51,245 ($2.00 per share). The Company recorded a loss on conversion of notes payable of $10,249 (See Note 8).

During 2006, the Company borrowed $73,700 from a related party. The note is unsecured and is due six months from the dates of issuance and bear interest at a rate of 15%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. During the three months ended March 31, 2007 the Company borrowed an additional $42,000 from the related party, note is unsecured and is due March 31, 2007 and bear interest at a rate of 15%. In April 2007, the Company borrowed $15,000 from a related party. The note is unsecured and is due June 30, 2007 and bears interest at a rate of 15%. In May 2007 the officer, director and shareholder agreed to convert the principal of $130,700 and accrued interest of $8,616 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 87,860 shares of common stock valued at $176,666 ($2.00 per share). The Company recorded a loss on conversion of notes payable of $35,145 (See Note 8).
In March, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 15%. In August, the note was extended to September 30, 2006 and the Company agreed to issue 100 shares of common stock in consideration for the extension.  In June 2007 the Company repaid the principal of $5,000 and accrued interest of $916. In addition the Company agreed to issue 2,000 share of common stock valued at $4,000 ($2.00 per share) the fair value on the date of issuance as additional fees to cover the default on note.

(F) Common Stock Issued for Technology

The Company issued 50,000 shares of common stock with a fair value of $500,000 ($10.00 per share) and 30,000 warrants during 2005, at an exercise price of $50.00 per share for the purchase of intellectual technology. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility1%, risk-free interest rate of 4.25%, and expected warrant life of one year. The value was immaterial at the grant date.

(G) Capital Contribution

In December, 2005 the Company's CEO elected to forgo $880 of amounts owed to him for management fees. This amount has been recorded as in-kind contribution of services at December 31, 2005.

(H) Reverse Mergers

On June 9, 2005, pursuant to the Stock Purchase Agreement and Share Exchange, the Company issued a total of 56,500 shares of the Company's common stock to the shareholders of Capital Ventures I.

On December 30, 2005 pursuant to the Stock Purchase Agreement and Share Exchange, the Company issued a total of 331,014 shares of the Company's common stock to the shareholders of BioTex Holdings, Inc. simultaneous with the Stock Purchase Agreement and Share Exchange, the Company purchased and retired a total of 314,750 shares of its common stock for $50,000 from a former shareholder of King Capital.

(I) Shares in Escrow

During 2005, 116,000 shares of common stock were issued into escrow pending the acceptance of the Agreement between the Company and Dexion International Ltd. to acquire the right to Hypercritical Separation Technology. On March 29, 2007 the Company and Dexion mutually terminated the Agreement and the shares being held in escrow were cancelled.

During 2005, 30,000 shares of common stock and 10,000 warrants with an exercise price of $250.00 were issued into escrow pending the acceptance of the Agreement between the Company and Bio Reduction Technology, LLC to acquire the license to their Bio Reduction Technology. As of February 22, 2007 the Company has not completed the transaction with Bio Reduction Technology, LLC and the shares in escrow were cancelled pending delivery of a working prototype.

During 2005, the Company issued 10,000 shares of common stock for  a finder's fee which were put into escrow pending the acceptance of the Agreement between the Company and Dexion International Ltd. to acquire the Hyper Critical Separation Technology. On March 29, 2006, the Company and Dexion mutually terminated the Agreement and the shares being held in escrow were cancelled.

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

On August 1, 2008, the Company's stockholders approved a 1 for 5 reverse stock split for its common stock. As a result, stockholders of record at the close of business on September 8, 2008, received one share of common stock for every five shares held. Common stock, additional paid-in capital,  share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

(L) Shares Issued in Settlement of Salary

During December 2005, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company for a term of five years at an annual minimum salary of $150,000. In May 2007 the President and Chief Executive Officer of the Company agreed to convert the principal of $190,917 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 119,923 shares of common stock valued at $238,646 ($2.00 per share). The Company recorded additional compensation expense on the conversion of the accrued salary of $47,729.

NOTE 8	RELATED PARTY TRANSACTIONS

During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The note was extended until December 31, 2006. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.25 per share. During the years ended December 31, 2006 and 2005 and the period January 8, 2003 (Inception) to December 31, 2006 the Company recorded financing fees for the beneficial conversion of $0, $70,795, and $85,000, respectively. In March 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer director and shareholder agreed to convert the principal of $87,000 and accrued interest of $17,337 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 65,211 shares of common stock valued at $130,422 ($2.00 per share). The Company recorded a loss on conversion of notes payable of $26,085.
On December 27, 2005, the Company borrowed $15,000 from a related party. The note is unsecured and is due twelve months from the date of issuance and bears interest at a rate of 10%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $15,000 and accrued interest of $2,026 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 10,641 shares of common stock valued at $21,283 ($2.00 per share). The Company recorded a loss on conversion of notes payable of $4,257.

On December 28, 2005, a related party loaned the Company $40,000 at a rate of 10% per annum. The principle and interest were due on December 31, 2006 and was unsecured. On September 1, 2006 the related party converted $40,000 of principal and $2,751 of accrued interest into 17,100 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest.

In March 2006 a related party repaid an existing unsecured note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new unsecured note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $20,500 and accrued interest of $3,631 into common stock at a discount of 20% from the current market value of $.2.00 on date of conversion. The Company issued a total of 15,082 shares of common stock valued at $30,164 ($2.00 per share). The Company recorded a loss on conversion of notes payable of $6,033.

In April 2006 the Company borrowed $50,000 from a related party. The note is unsecured and is due December 31, 2006 and bears interest at a rate of 15%. The Company issued the note holder 2,500 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $50,000. The value is being amortized over the term of the note. In December 2006 the term of the loan was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. At December 31, 2006 the Company recorded amortization of $50,000.  In May 2007 the related party agreed to convert the principal of $50,000 and accrued interest of $8,260 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 36,413 shares of common stock valued at $72,825 ($2.00 per share). The Company recorded a loss on conversion of notes payable of $14,565.

During the year ended December 31, 2006, officer, director and shareholder loaned the Company an additional $37,250. The balance accrued interest at a rate of 10% per annum, is unsecured, and is due on December 31, 2006. In January 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer, director and shareholder agreed to convert the principal of $37,250 and accrued interest of $3,746 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 25,623 shares of common stock valued at $51,245 ($2.00 per share). The Company recorded a loss on conversion of notes payable of $10,249.

During 2006, the Company borrowed $73,700 from a related party. The note is unsecured and is due six months from the dates of issuance and bear interest at a rate of 15%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. During the three months ended March 31, 2007 the Company borrowed an additional $42,000 from the related party, note is unsecured and is due March 31, 2007 and bear interest at a rate of 15%. In April 2007, the Company borrowed $15,000 from a related party. The note is unsecured and is due June 30, 2007 and bears interest at a rate of 15%. In May 2007 the officer, director and shareholder agreed to convert the principal of $130,700 and accrued interest of $8,616 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 87,860 shares of common stock valued at $176,666 ($2.00 per share). The Company recorded a loss on conversion of notes payable of $35,145.

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In July 2008, the term of the loan was extended to September   30, 2008. As of September 30, 2008 and December 31, 2007 the Company recorded accrued interest of $1,233 and $557, respectively.

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. As of September 30, 2008 and December 31, 2007 the Company recorded accrued interest of $1,459 and $630, respectively.

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from an officer, director and shareholder of the Company. The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In July 2008, the term of the loan was extended to September 30, 2008. As of September 30 30, 2008 and December 31, 2007 the Company recorded accrued interest of $1,647 and $493, respectively.

In October 2007 the Company borrowed $2,000 from an officer, director and shareholder of the Company. The note is unsecured and is due November 15, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In July 2008, the term of the loan was extended to September 30, 2008. As of September 30, 2008 and December 31, 2007 the Company recorded accrued interest of $287 and $62, respectively.

On December 31, 2007 the Company borrowed $3,000 from an officer, director and shareholder of the Company. The note is unsecured and is due March 31, 2008 and bears interest at a rate of 25%.. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. As of September 30, 2008 and December 31, 2007 the Company recorded accrued interest of $563 and $0, respectively.

On February 1, 2008, the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 10%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. As of September  30, 2008 the Company recorded accrued interest of $166.

On February 23, 2008, the Company borrowed $500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. As of September 30, 2008 the Company recorded accrued interest of $45.

On March 10, 2008, the Company borrowed $2,100 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. As of September 30, 2008 the Company recorded accrued interest of $176.

On April 1, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. As of September 30, 2008 the Company recorded accrued interest of $37.

On April 18, 2008 the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. As of September 30, 2008 the Company recorded accrued interest of $170.

On May 21, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due August 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008. As of September 30, 2008 the Company recorded accrued interest of $29.

On June 1, 2008 the Company borrowed $4,000 from a related party. The note is unsecured and is due September 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008. As of September  30, 2008 the Company recorded accrued interest of $199.

On July 1, 2008 a related party loaned $2,696.16 to the Company. The note is unsecured, earns an interest rate of 15% and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  As of September 30, 2008 the Company recorded accrued interest of $101.

On August 8, 2008 a related party loaned $5,000 to the Company. The note is unsecured, carries an interest rate of 15%, and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. As of September 30, 2008 the Company recorded accrued interest of $109.

NOTE 9	COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

During December 2005, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company for a term of five years at an annual minimum salary of $150,000. In May 2007 the President and Chief Executive Officer of the Company agreed to convert the principal of $190,917 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 119,923 shares of common stock valued at $238,646 ($2.00 per share). The Company recorded additional compensation expense on the conversion of the accrued salary of $47,729. As of September 30, 2008 and December 31, 2007 the President and Chief Executive Officer of the Company is owed accrued salary of $197,169 and $84,669, respectively.

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

  The Company has agreed to issue the following common stock options:

  Options to purchase 20,000 shares of the Company's common stock at an exercise price of $25.00 expiring in 2015.

  Options to purchase 20,000 shares of the Company's common stock at an exercise price of $37.50 expiring in 2015.

  Options to purchase 20,000 shares of the Company's common stock at an exercise price of $50.00 expiring in 2015.

  Options to purchase 20,000 shares of the Company's common stock at an exercise price of $75.00 expiring in 2015.

  Options to purchase 20,000 shares of the Company's common stock at an exercise price of $100,00 expiring in 2015.

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

In May 2008, a lawsuit was served against the Company as well as certain individuals by Robert Allen Jones in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida seeking rescission of the CST patent.  The complaint claims breach of contract among other claims.   On June 23, 2008, our counsel filed a motion to dismiss all claims brought against the Company.  To date this motion has not been decided by the court.  The Company and Mr. Jones have tentatively agreed to settle the case out of court.  The terms will involve Mr. Jones granting the Company an unlimited license to utilize the patented technology and trademarks, as well as relinquishing his stock in the Company.  The Company will transfer the patent and all trademarks back to Mr. Jones.  Mr. Jones counsel is responsible for drafting the agreements.  To date, the Company has not received said agreements.

NOTE 10	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $2,902,379 from inception, a stockholders' deficiency of $491,235, a working capital deficiency of $492,130 and used cash in operations from inception of $1,045,060. In addition, the Company has $30,000 in notes payable that are currently in default. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 11	SUBSEQUENT EVENTS

On October 15, 2008 a related party loaned $2,500 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.

On October 19, 2008 a related party loaned $5,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.

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

Going Concern Consideration

As reflected in the accompanying financial statements as of September 30, 2008, we are in the development stage with no operations, a stockholders' deficiency of $491,235, and a working capital deficiency of $492,130 and used cash in operations from inception of $1,045,060.  In addition, the Company has $30,000 in notes payable that are currently in default.  This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2008, we have assets of $4,072 consisting of cash of $534, prepaid expenses of $2,643 and property and equipment of $895 and total liabilities of $495,307 consisting of accounts payable of $138,303, and accrued expenses of $261,509 an amount of $45,495 due to related parties, and notes payable of $50,000.

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

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2008, a lawsuit was served against the Company as well as certain individuals by Robert Allen Jones in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida seeking rescission of the CST patent.  The complaint claims breach of contract among other claims.   On June 23, 2008, our counsel filed a motion to dismiss all claims brought against the Company.  To date this motion has not been decided by the court.  The Company and Mr. Jones have tentatively agreed  to settle the case out of court.  The terms will involve Mr. Jones granting the Company an unlimited license to utilize the patented technology and trademarks, as well as relinquishing his stock in the Company.  The Company will transfer the patent and all trademarks back to Mr. Jones.  Mr. Jones counsel is responsible for drafting the agreements.  To date, the Company has not received said agreements.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

In April, 2006 the Company borrowed $25,000 from an individual. The note is unsecured, is due four months from the date of issuance and bears interest at a rate of 10%. The Company issued the note holder 5,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $25,000. The value is being amortized over the term of the note. At December 31, 2006 the Company recorded a discount on the notes of $0 and amortization of $25,000. The note is currently in default. As of September 30, 2008 and December 31, 2007 the Company recorded accrued interest of $6,089 and $4,212, respectively.

In May, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 7%. In June, 2006 the note was extended to October 15, 2006. The note is currently in default. As of September 30, 2008 and December 31, 2007 the Company recorded accrued interest of $845 and $582, respectively.

Item 4. Submission of Matters to a Vote of Security Holders.

On August 1, 2008, the Company received written consents in lieu of a meeting of Stockholders from the holders of 2,769,264 shares representing approximately 52.07% of the 5,318,065 shares of the total issued and outstanding shares of voting stock of the Company authorizing the Company's Board of Directors to effectuate a 1-for-five reverse stock split (pro-rata decrease) of our issued and outstanding shares of Common Stock. On August 1, 2008, the Board of Directors of the Company approved the above-mentioned actions, subject to Stockholder approval. The Majority Stockholders approved the action by written consent in lieu of a meeting on August 1, 2008, in accordance with the Florida Business Corporation Act.

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

BTX HOLDINGS, INC.

Date: October 22, 2008	By:	/s/ Scott J. Silverman
Scott J. Silverman
President, Chief Executive Officer, Chief Financial Officer