Form 10-K
period 2008-12-31
BTX HOLDINGS INC
filed 2009-04-15
CIK 1268238

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number  001-32690

BTX HOLDINGS, INC.
(Name of small business issuer in its charter)

FLORIDA	16-1682307
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

171 N. Shore Drive, Miami Beach, Florida	33141
(Address of principal executive offices)	(Zip Code)

(206) 203-3492
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of December 31, 2008 based upon the closing price reported for such date on the OTC Bulletin Board was $99,980.

As of April 13, 2009, the registrant had 1,063,618 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

PART I

ITEM 1.     BUSINESS

Development of Business

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

The following sets forth the business plan of BioTex:

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

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

·        the ability to use registered securities to make acquisitions of assets or businesses;
·        increased visibility in the financial community;
·        the facilitation of borrowing from financial institutions;
·        improved trading efficiency;
·        shareholder liquidity;
·        greater ease in subsequently raising capital;
·        compensation of key employees through stock options for which there may be a market valuation;
·        enhanced corporate image;
·        a presence in the United States capital market.

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

ITEM 1A.         RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2.    DESCRIPTION OF PROPERTY

We have no properties and at this time has no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3.    LEGAL PROCEEDINGS

In May 2008, a lawsuit was served against the Company as well as certain individuals by Robert Allen Jones in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida seeking rescission of the CST patent. The complaint claims breach of contract among other claims. On March 20, 2009, the Company and Mr. Jones settled the case out of court. Under the terms of the settlement, Mr. Jones granted the Company an unlimited license to utilize the patented technology, and he returned all of his stock in the Company for cancellation. The Company will transfer the patent and all trademarks back to Mr. Jones.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 1, 2008, the Company received written consents in lieu of a meeting of Stockholders from the holders of 553,853 shares representing approximately 52.07% of the 1,063,618 shares of the total issued and outstanding shares of voting stock of the Company authorizing the Company's Board of Directors to effectuate a 1-for-5 reverse stock split (pro-rata decrease) of our issued and outstanding shares of Common Stock. On August 1, 2008, the Board of Directors of the Company approved the above-mentioned actions, subject to Stockholder approval. The Majority Stockholders approved the action by written consent in lieu of a meeting on August 1, 2008, in accordance with the Florida Business Corporation Act.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Public Market for Common Stock

Our common stock is currently traded on the OTC Bulletin Board under the symbol “BTXN.” Our common stock has been quoted on the OTC Bulletin Board since July 26, 2005. From July 9, 2007 until September 9, 2008, we traded under the symbol BTXH. On September 9, 2008 our symbol changed to BTXH based on the reverse split set forth below. The following table sets forth the range of high and low bid quotations for each quarter of the years ended December 31, 2008 and 2007.  These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

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

YEAR	QUARTER	HIGH	LOW

2007	First	$27.00	$4.00
2007	Second	$7.50	$2.00
2007	Third	$2.125	$1.10
2007	Fourth	$1.75	$1.10

YEAR	QUARTER	HIGH	LOW

2008	First	$1.25	$0.50
2008	Second	$1.25	$0.50
2008	Third	$0.45	$0..35
2008	Fourth	$0..35	$0.20

Holders

There are 302 holders of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

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

Recent Sales of Unregistered Securities

None.

Stock Option Grants

Mr. Silverman received options to purchase 100,000 shares of our common stock in the following quantities and at the following exercise prices: 20,000 shares at $25.00; 20,000 shares at $37.50; 20,000 shares at $50.00; 20,000 shares at $75.00 and 20,000 shares at $100.00. All options shall expire on December 31, 2015.

There are no other options to purchase our securities outstanding. We may in the future establish an incentive stock option plan for our directors, employees and consultants.

Equity Compensation Plan Information

The following table sets forth certain information as of April 13, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

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
Plans not approved
By security holders
Total

ITEM 6.    SELECTED FIANANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Going Concern Consideration

As reflected in the accompanying financial statements as of December 31, 2008, we are in the development stage with no operations, a stockholders' deficiency of $544,187, an accumulated deficit from inception of $2,955,331, a working capital deficiency of $544,925 and used cash in operations from inception of $1,054,591. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We do not have sufficient cash to sustain our business for the next 12 months.  We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2008, we have assets of $791 consisting of cash of $53 and property and equipment of $738.  We have total liabilities of $544,978 consisting of accounts payable of $138,158, accrued payroll of $284,130, accrued interest of $18,145,  notes payable from related parties of $54,545, and notes payable of $50,000.

Cash and cash equivalents from inception to date have not been sufficient to cover expenses involved in starting our business. Current cash on hand is insufficient to support our operations for the next twelve months. Therefore, we will require additional funds to continue to implement and expand our business plan during the next twelve months.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our financial statements included in this annual report on Form 10-K for the year ended December 31, 2008. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

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

 In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

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

ITEM 7A.         QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2	BALANCE SHEETS

F-3	STATEMENTS OF OPERATIONS

F-4/F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

F-6	STATEMENTS OF CASH FLOWS

F-7 - F-24	NOTES TO AUDITED FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
BTX Holdings, Inc. and Subsidiary
(a development stage company)

We have audited the accompanying consolidated balance sheets of BTX Holdings, Inc. and subsidiary (the “Company”) (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2008 and 2007 and the period January 8, 2003 (Inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of BTX Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and the period January 8, 2003 (Inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the consolidated financial statements, the Company is in the development stage with no operations, has a net loss of $2,955,331 from inception, a negative cash flow from operations of $1,054,591, a working capital deficiency of $544,925 and a stockholders' deficiency of  $544,187.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 10.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 18, 2009, except for Note 11, to which the date is April 9, 2009

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
(AUDITED)

ASSETS
	December 31,
	2008	2007
CURRENT ASSETS

Cash	$53	$3,404
Prepaid expenses	-	3,616
TOTAL CURRENT ASSETS	53	7,020

Property and Equipment, net	738	2,475

TOTAL ASSETS	$791	$9,495

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$138,158	$109,257
Accrued payroll	284,130	134,130
Accrued interest	18,145	7,047
Notes payable- related parties	54,545	25,200
Notes payable	50,000	50,000

TOTAL CURRENT LIABILITIES	544,978	325,634

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,063,618 shares issued and outstanding, respectively	1,064	1,064
Additional paid in capital	2,410,080	2,410,080
Accumulated deficit during development stage	(2,955,331)	(2,727,283)
Total Stockholders’ Deficiency	(544,187)	(316,139)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$791	$9,495

See accompanying notes to consolidated financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

			For The Period
			From January 8, 2003
			(Inception) to
	For The Year Ended December 31,		December 31,
	2008	2007	2008
OPERATING EXPENSES
Consulting fees	$-	$151,540	$364,403
Management fees - related party	-	-	84,000
Professional fees	39,929	43,845	351,589
Research and development	-	12,500	168,618
Impairment of technology	-	-	500,000
Salaries	150,000	150,000	605,167
General and administrative	24,762	157,501	415,180
Total Operating Expenses	214,691	515,386	2,488,957

LOSS FROM OPERATIONS	(214,691)	(515,386)	(2,488,957)

OTHER EXPENSES:
Interest Expense	(13,319)	(19,981)	(66,565)
Loss on convesion of notes payable	-	(97,277)	(97,277)
Financing fees	(38)	-	(302,532)
Total Other Expenses	(13,357)	(117,258)	(466,374)

LOSS BEFORE PROVISION FOR INCOME TAXES	(228,048)	(632,644)	(2,955,331)

Provision for Income Taxes	-	-	-

NET LOSS	$(228,048)	$(632,644)	$(2,955,331)

Net loss per share - basic and diluted	$(0.21)	$(0.68)

Weighted average number of shares outstanding during the period - basic and diluted	1,063,618	931,725

See accompanying notes to consolidated financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY (DEFICIENCY)

FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO DECEMBER 31, 2008

(AUDITED)
	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

BALANCE, JANUARY 8, 2003 (Inception)	-	$-				-	$-	$-

Issuance of founders stock	-	-	314,920	315	1,685	-	-	2,000

Net loss, 2003	-	-	-	-	-	-	-	-

BALANCE, DECEMBER 31, 2004	-	-	314,920	315	1,685	-	-	2,000

Beneficial conversion on convertible debt	-	-	-	-	85,000	-	-	85,000

Net loss, 2004	-	-	-	-	-	-	(102,668)	(102,668)

BALANCE, December 31, 2004	-	-	314,920	315	86,685	-	(102,668)	(15,668)

Sale of common stock for cash	-	-	62,300	62	622,938	-	-	623,000

Stock issued to acquire technology	-	-	50,000	50	499,950	-	-	500,000

Common stock issued for reverse merger	-	-	56,500	57	(57)	-	-	-

Common stock issued for reverse merger	-	-	3,310,140	3,310	(3,310)	-	-	-

Repurchase and cancellation of common stock	-	-	(3,147,500)	(3,148)	(46,853)	-	-	(50,000)

Common stock issued for financing fees on note payable	-	-	1,000	1	9,999	-	-	10,000

In-kind contribution of management services	-	-	-	-	880	-	-	880

Common stock issued for legal services	-	-	3,000	3	29,997	-	-	30,000

Net loss, 2005	-	-	-	-	-	-	(1,250,794)	(1,250,794)

BALANCE, December 31, 2005	-	-	650,360	650	1,200,230	-	(1,353,462)	(152,582)

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY (DEFICIENCY) CONTINUED

FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO DECEMBER 31, 2008

(AUDITED)

Sale of common stock			800	1	9,999	-	0	10,000

Common stock issued for services	-	-	10,000	10	167,990	(153,000)	-	15,000

Common stock issued for financing fees on note payable	-	-	3,600	4	78,496	-	-	78,500

Conversion on notes payable and accrued interest	-	-	17,100	17	78,497	-	-	78,514

Retirement of common stock	-	-	(1,000)	(1)	1	-	-	-

Amortization of deferred compensation	-	-	-	-	-	89,704	-	89,704

Net Loss, 2006	-	-	-	-	-	-	(741,177)	(741,177)

Balance December 31, 2006	-	-	680,860	681	1,535,213	(63,296)	(2,094,639)	(622,041)

Common stock issued for services	-	-	20,000	20	149,980	-	-	150,000

Conversion on notes payable and accrued interest	-	-	240,830	241	482,363	-	-	482,604

Conversion of accrued payroll	-	-	119,928	120	238,526	-	-	238,646

Common stock issued for financing fees	-	-	2,000	2	3,998	-	-	4,000

Amortization of deferred compensation	-	-	-	-	-	63,296	-	63,296

Net Loss, 2007	-	-	-	-	-	-	(632,644)	(632,644)

Balance December 31, 2007	-	-	1,063,618	1,064	2,410,080	-	(2,727,283)	(316,139)

Net Loss, for the year ended December 31, 2008	-	-				-	(228,048)	(228,048)

Balance, December 31, 2008	-	$-	1,063,618	1,064	2,410,080	-	$(2,955,331)	$(544,187)

See accompanying notes to consolidated financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)
			For The Period From January 8, 2003 (Inception) to
	For the Year Ended December 31,		December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(228,048)	$(632,644)	$(2,955,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	251,194	555,898
Common stock issued for financing fees	-	4,000	7,500
Beneficial conversion expenses	-	-	35,763
Loss on conversion of notes payable - related party	-	96,322	96,322
Depreciation expense	1,737	4,693	14,613
Impairment of technology	-	-	500,000
In-kind contribution of services	-	-	880
Changes in operating assets and liabilities:
(Increase) / Decrease in prepaid expenses	3,616	(1,333)	-
Accrued payroll	150,000	146,000	484,878
Accrued interest	11,098	20,050	66,728
Accounts payable	28,901	18,650	138,158
Net Cash Used In Operating Activities	(32,696)	(93,068)	(1,054,591)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(15,351)
Net Cash Used In Investing Activities	-	-	(15,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	-	(728)	-
Repyaments of notes payable	-	(5,000)	(40,000)
Proceeds from notes payable related party	29,345	82,200	434,995
Proceeds from notes payable	-	20,000	90,000
Repurchase and retirement or treasury stock	-	-	(50,000)
Proceeds from issuance of common stock	-	-	635,000
Net Cash Provided By Financing Activities	29,345	96,472	1,069,995

NET INCREASE (DECREASE) IN CASH	(3,351)	3,404	53

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,404	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53	$3,404	$53

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$500
Conversion of convrtible debt and accrued interest to common stock	$-	$368,182	$428,933
Conversion of accrued salary to common stock	$-	$200,748	$200,748

See accompanying notes to consolidated financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(AUDITED)

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

Pursuant to a share purchase agreement, dated December 30, 2005, BioTex Corporation, consummated an agreement with BTX Holdings, Inc., pursuant to which BioTex Corporation, exchanged all of its 256,744 then issued and outstanding shares of common stock for 256,744 shares or approximately 89% of the common stock of BTX Holdings, Inc.. This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, BioTex Corporation, is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of BioTex Corporation, with the net assets of BTX Holdings, Inc. deemed to have been acquired and recorded at its historical cost. The statements of operations include the results of BioTex Corporation for the years ended December 31, 2008 and 2007 and for the period from January 3, 2003 (inception) to December 31, 2008.

BTX Holdings, Inc. and BioTex Corporation are hereafter referred to as (the “Company”).

(B) Reclassification of prior year amounts

Certain prior  year accounts  have been reclassified to reflect current years presentation.

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

(E) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2008 and 2007, the Company did not have any balances that exceeded FDIC insurance limits.

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

A summary of the status of the Company's stock options as of December 31, 2008 and the changes during the period ended is presented below:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2004	-	-
Granted	100,000	$57.50

Outstanding at December 31, 2005	100,000	$57.50
Granted	-	-

Outstanding at December 31, 2006	100,000	$57.50
Granted	-	-

Outstanding at December 31, 2007	100,000	$57.50
Granted	-

Outstanding at December 31, 2008	100,000
Options exercisable at December 31, 2008	100,000

Weighted average exercise price of options granted to employees during period ended December 31, 2008	$57.50

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2008  common share equivalents of 100,000 stock options were anti-dilutive and not used in the calculation of diluted net loss per share.

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

(L) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2008 and 2007, the Company has a net operating loss carryforward of approximately $2,955,331 and $2,216,082 respectively, available to offset future taxable income through 2028. The valuation allowance at December 31, 2008 and 2007 was $919,725 and $833,912, respectively. The net change in the valuation allowance for the year ended December 31, 2008 was an increase of $85,813.

(M) Recent Accounting Pronouncements

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

NOTE 2	PROPERTY AND EQUIPMENT

Property and equipment at  December 31, 2008 and 2007 were as follows:

	December 31, 2008	December 31, 2007
Computer	$15,351	$15,351
Less accumulated depreciation	(14,613)	(12,876)

	$738	$2,475

During the years ended December 31, 2008 and 2007, and the period January 8, 2003 (Inception) to December 31,  2008 the Company recorded depreciation expense of $1,737, $4,693,  and $14,613, respectively.

NOTE 3	PURCHASE OF INTELLECTUAL PROPERTY

During January 2005, the Company entered into an agreement with Bio Reduction Technology, LLC, pending the Company's acceptance of a working prototype. Whereby the Company has the right to acquire an exclusive license to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the bio reduction technology and any improvements to such technology throughout the entire world. In exchange for the afore mentioned license, the Company has agreed to issue up to 30,000 shares of common stock valued at $1,500,000 the fair market value on the agreement date and an option to purchase 6,000 additional shares of common stock, which will be exercisable at a price of $250.00 per share. As of December 31, 2008, the Company has not received a working prototype and has not closed on the agreement.

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

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September   30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 ant 2007 the Company recorded accrued interest of $ 1,460 and $557, respectively (See note 8).

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  .  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 and 2007 the Company recorded accrued interest of $1,738 and $630, respectively (See note 8).

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from an officer, director and shareholder of the Company. The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 and 2007 the Company recorded accrued interest of $1,652 and $493, respectively (See note 8).

In October  2007 the Company borrowed $2,000 from an officer, director and shareholder of the Company. The note is unsecured and is due November 15, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  .  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 and 2007 the Company recorded accrued interest of $362 and $62, respectively (See note 8).

On December 31, 2007 the Company borrowed $3,000 from an officer, director and shareholder of the Company. The note is unsecured and is due March 31, 2008 and bears interest at a rate of 25%.. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 and 2007 the Company recorded accrued interest of $752  and $0, respectively (See note 8).

On February 1, 2008, the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 10%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.   In December 2008, the note was extended until June 30, 2009. As of December 31, 2008 the Company recorded accrued interest of $229   (See note 8).

On February 23, 2008, the Company borrowed $500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $64   (See note 8).

On March 10, 2008, the Company borrowed $2,100 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $255   (See note 8).

On April 1, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009. As of December 31, 2008 the Company recorded accrued interest of $56   (See note 8).

On April 18, 2008 the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $264   (See note 8).

On May 21, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due August 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $48   (See note 8).

On June 1, 2008 the Company borrowed $4,000 from a related party. The note is unsecured and is due September 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $350   (See note 8).

On July 1, 2008 a related party loaned $2,695 to the Company. The note is unsecured, earns an interest rate of 15% and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $203.  (See note 8).

On August 8, 2008 a related party loaned $5,000 to the Company. The note is unsecured, carries an interest rate of 15%, and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $298.
(See note 8).

On October 15, 2008 a related party loaned $2,500 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $80.
(See note 8).

 On October 19, 2008 a related party loaned $5,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $150.
(See note 8).

 On November 11, 2008 a related party loaned $1,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $16. (See note 8).

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

In April, 2006 the Company borrowed $25,000 from an individual. The note is unsecured, is due four months from the date of issuance and bears interest at a rate of 10%. The Company issued the note holder ,1,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $25,000. The value is being amortized over the term of the note. At December 31, 2006 the Company recorded a discount on the notes of $0 and amortization of $25,000. The note is currently in default. As of December 31, 2008 and 2007 the Company recorded accrued interest of $6,719 and $4,212, respectively.

In May, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 7%. In June, 2006 the note was extended to October 15, 2006. The note is currently in default. As of December 31, 2008 and 2007 the Company recorded accrued interest of $933 and $582, respectively.

In November 2007 the Company borrowed $20,000 from an investment company. The note is unsecured, is due November 13, 2008, and bears interest at a rate of 10%.  The note is currently in default.  As of December 31, 2008 and 2007 the Company recorded accrued interest of $2,268 and $263, respectively.

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

(D) Common Stock Issued for Financing Fees

In December 2005 the Company issued 1,000 shares of common stock with a fair market value of $10,000 ($10,00 per share) for financing fees in relation to a note payable (See Note 4).

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

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September   30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 ant 2007 the Company recorded accrued interest of $ 1,460 and $557, respectively.

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.    In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 and 2007 the Company recorded accrued interest of $1,738 and $630, respectively.

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from an officer, director and shareholder of the Company. The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 and 2007 the Company recorded accrued interest of $1,652 and $493, respectively.

In October  2007 the Company borrowed $2,000 from an officer, director and shareholder of the Company. The note is unsecured and is due November 15, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.   In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 and 2007 the Company recorded accrued interest of $362 and $62, respectively.

On December 31, 2007 the Company borrowed $3,000 from an officer, director and shareholder of the Company. The note is unsecured and is due March 31, 2008 and bears interest at a rate of 25%.. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 and 2007 the Company recorded accrued interest of $752  and $0, respectively.

On February 1, 2008, the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 10%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.   In December 2008, the note was extended until June 30, 2009. As of December 31, 2008 the Company recorded accrued interest of $229.

On February 23, 2008, the Company borrowed $500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $64.

On March 10, 2008, the Company borrowed $2,100 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $255.

On April 1, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009. As of December 31, 2008 the Company recorded accrued interest of $56.

On April 18, 2008 the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $264.

On May 21, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due August 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $48.

On June 1, 2008 the Company borrowed $4,000 from a related party. The note is unsecured and is due September 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $350.

On July 1, 2008 a related party loaned $2,695 to the Company. The note is unsecured, earns an interest rate of 15% and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $203.

On August 8, 2008 a related party loaned $5,000 to the Company. The note is unsecured, carries an interest rate of 15%, and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $298.

On October 15, 2008 a related party loaned $2,500 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $80.

On October 19, 2008 a related party loaned $5,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $150.

On November 11, 2008 a related party loaned $1,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $16.

NOTE 9	COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

During December 2005, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company for a term of five years at an annual minimum salary of $150,000. In May 2007 the President and Chief Executive Officer of the Company agreed to convert the principal of $190,917 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 119,923 shares of common stock valued at $238,646 ($2.00 per share). The Company recorded additional compensation expense on the conversion of the accrued salary of $47,729. As of December 31, 2008 and 2007 the President and Chief Executive Officer of the Company is owed accrued salary of $234,669 and $84,669, respectively.

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

In May 2008, a lawsuit was served against the Company as well as certain individuals by Robert Allen Jones in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida seeking rescission of the CST patent. The complaint claims breach of contract among other claims. On March 20, 2009, the Company and Mr. Jones settled the case out of court. Under the terms of the settlement, Mr. Jones granted the Company an unlimited license to utilize the patented technology, and he returned all of his stock in the Company for cancellation. The Company will transfer the patent and all trademarks back to Mr. Jones. (See Note 11)

NOTE 10	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $2,955,331 from inception, a stockholders' deficiency of $544,187, a working capital deficiency of $544,925 and used cash in operations from inception of $1,054,591. In addition, the Company has $30,000 in notes payable that are currently in default. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 11	SUBSEQUENT EVENTS

On January 23, 2009, a related party loaned the company $1,000.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 15%.

On March 6, 2009, a related party loaned the company $1,000.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 15%.

On April 1, 2009, a related party loaned the company $3,500.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 15%.

On April 1, 2009, a related party loaned the company $3,500.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 15%.

In May 2008, a lawsuit was served against the Company as well as certain individuals by Robert Allen Jones in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida seeking rescission of the CST patent. The complaint claims breach of contract among other claims. On February 25, 2009, the Company and Mr. Jones settled the case out of court. Under the terms of the settlement, Mr. Jones granted the Company an unlimited license to utilize the patented technology, and he returned all of his stock in the Company for cancellation. The Company will transfer the patent and all trademarks back to Mr. Jones.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, currently consisting of our sole director and officer who serves as both  the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of April 13, 2009 are as follows:

Name	Age	Position	Date Appointed
Scott Silverman	39	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Chairman of the Board of Directors	December 30, 2005

SCOTT SILVERMAN, our President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors, brings many years of corporate, operational and financial experience to us. He began his career at Asiel and Company, an investment banking firm in New York, by being selected for the Arbitrage Trader Training Program, where he performed financial analysis and executed trades in marketable securities. Mr. Silverman then joined Fishs Eddy of New York, a chain of retail tabletop and glassware stores, as their Vice President of Operations. While at Fishs Eddy, he reorganized the management of the company, preparing it for a nationwide expansion, sought out capital for that expansion, and executed the first stage of the expansion to the local tri-state area. He was in charge of all aspects of personnel, operational, and financial management for the company. Following his departure, Mr. Silverman formed PTV, LLC, and acquired a distressed chain of retail stores. This company was reorganized and subsequently sold after a successful turnaround. He served as VP of Operations and CFO of ICV, a venture capital and financial management firm in New York where he oversaw day-to-day operations and finance for the firm’s multi-national interests. After serving as an equity trader at Dalton Kent Securities, Mr. Silverman formed Alicanto Group, Inc., a corporate management and venture capital firm, where he provided consulting services to pre-revenue companies. The company specializes in providing turn-key operational and managerial back office solutions to small companies.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the past five (5) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

▪
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

▪	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

▪
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

▪	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Auditors; Code of Ethics; Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Furthermore, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with any of our executives or directors.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, no reports required to be filed were timely filed in fiscal year ended December 31, 2008.

ITEM 11.          EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers during the years ended December 31, 2008, and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Scott Silverman	2008	$150,000	0	0	0	0	0	0	$150,000
President, Chief	2007	$150,000	0	0	0	0	0	0	$150,000
Executive Officer,	2006	$150,000	0	0(1)	0	0	0	0	$150,000(2)
Chief Financial Officer	2005	$48,642	0	0(1)	0	0	0	0	48,642

(1) Mr. Silverman received options to purchase 1,000,000 shares of our common stock in the following quantities and at the following exercise prices: 20,000 shares at $25.00; 20,000 shares at $37.50; 20,000 shares at $50.00; 20,000 shares at $75.00 and 20,000 shares at $100.00. All options shall expire on December 31, 2015.

(2) Pursuant to his employment agreement with us, Mr. Silverman was entitled to $150,000 for the year ended December 31, 2008. During such time, Mr. Silverman was not paid any salary so the entire amount of the salary was accrued. Pursuant to his employment agreement with us, Mr. Silverman was entitled to $150,000 for the year ended December 31, 2007. During such time, Mr. Silverman was not paid any salary so the entire amount of the salary was accrued. Pursuant to his employment agreement with us, Mr. Silverman was entitled to $150,000 for the year ended December 31, 2006. During such time, Mr. Silverman was actually paid $4,000 and the balance of the salary was accrued.

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

(ii) Bonus: Mr. Silverman shall receive a guaranteed bonus of 4% of Net Profits in excess of $10,000,000 and shall also be eligible for additional bonuses determined by the Compensation Committee; (iii) stock options: Mr. Silverman will receive options to purchase 100,000 shares of our common stock at the following exercise prices: 20,000 shares at $25.00; 20,000 shares at $37.50; 20,000 shares at $50.00; 20,000 shares at $75.00 and 20,000 shares at $100.00. All options shall expire on December 31, 2015; (iv) automobile provided with a monthly payment not to exceed $1,500. Mr. Silverman can terminate the agreement upon 3 months prior notice to us. We can terminate Mr. Silverman’s agreement, with or without cause. If we terminate Mr. Silverman without cause, we will owe him 3 years salary, and 500,000 shares of restricted common stock with demand registration rights.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through April 13, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending April 13, 2009 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (‘LTIP’) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of April 13, 2009 all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Scott J. Silverman 171 N. Shore Drive, Miami Beach, Florida 33141	343,357 (2)	32.38%

Officers and Directors As a Group (1 person)		343,357	32.38%

(1)	This percentage is based on 1,063,618 shares of common stock issued and outstanding as of April 13, 2009.

(2)	This amount includes shares owned directly by Mr. Silverman and entities that Mr. Silverman has voting control of.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September   30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 ant 2007 the Company recorded accrued interest of $ 1,460 and $557, respectively.

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  .  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 and 2007 the Company recorded accrued interest of $1,738 and $630, respectively.

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from an officer, director and shareholder of the Company. The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 and 2007 the Company recorded accrued interest of $1,652 and $493, respectively.

In October 2007 the Company borrowed $2,000 from an officer, director and shareholder of the Company. The note is unsecured and is due November 15, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 and 2007 the Company recorded accrued interest of $362 and $62, respectively.

On December 31, 2007 the Company borrowed $3,000 from an officer, director and shareholder of the Company. The note is unsecured and is due March 31, 2008 and bears interest at a rate of 25%.. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 and 2007 the Company recorded accrued interest of $752 and $0, respectively.

On February 1, 2008, the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 10%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.   In December 2008, the note was extended until June 30, 2009. As of December 31, 2008 the Company recorded accrued interest of $229.

On February 23, 2008, the Company borrowed $500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $64.

On March 10, 2008, the Company borrowed $2,100 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $255.

On April 1, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009. As of December 31, 2008 the Company recorded accrued interest of $56.

On April 18, 2008 the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $264.

On May 21, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due August 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $48.

On June 1, 2008 the Company borrowed $4,000 from a related party. The note is unsecured and is due September 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $350.

On July 1, 2008 a related party loaned $2,695 to the Company. The note is unsecured, earns an interest rate of 15% and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $203.

On August 8, 2008 a related party loaned $5,000 to the Company. The note is unsecured, carries an interest rate of 15%, and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $298.

On October 15, 2008 a related party loaned $2,500 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $80.

On October 19, 2008 a related party loaned $5,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $150.

On November 11, 2008 a related party loaned $1,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of December 31, 2008 the Company recorded accrued interest of $16.On August 8, 2008 a related party loaned $5,000 to the Company. The note is unsecured, carries an interest rate of 15%, and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. As of December 31, 2008 the Company recorded accrued interest of $16.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2008, we were billed approximately $14,329 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2007, we were billed approximately $ 15,593 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2008 and 2007 we did not incur any audit related fees.

Tax Fees

For our fiscal years ended December 31, 2008 and 2007, we were billed 0.00 and $0.00, respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or

-
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not  have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

14.1	Code of Ethics

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTX Holdings, Inc.

Date: April 14, 2009	By:	/s/ Scott J. Silverman
Scott J. Silverman
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ Scott J. Silverman	Chairman of the Board of Directors, CEO, CFO, Controller and
	Scott J Silverman	Principal Accounting Officer	April 14, 2009