Form 10-Q
period 2009-03-31
BTX HOLDINGS INC
filed 2009-05-14
CIK 1268238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

BTX HOLDINGS, INC.
(Exact name of registrant as specified in the Charter)

Florida	333-110324	16-1682307
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

171 N. Shore Drive, Miami Shores, FL 33141
 (Address of Principal Executive Offices)

(206) 203-3492
 (Issuer Telephone number)

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
Yes ☐         No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2009:  1,063,618 shares of common stock.

BTX HOLDINGS, INC.

FORM 10-Q

March 31, 2009

PART 1 - FINANCIAL INFORMATION

Item 1.                      Financial Statements

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2009	2008
CURRENT ASSETS	(Unaudited)	(Audited)

Cash	$30	$53
TOTAL CURRENT ASSETS	30	53

Property and Equipment, net	581	738

TOTAL ASSETS	$611	$791

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$143,197	$138,158
Accrued payroll	321,630	284,130
Accrued interest	21,496	18,145
Notes payable- related parties	56,895	54,545
Notes payable	50,000	50,000

TOTAL CURRENT LIABILITIES	593,218	544,978

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,063,618 shares issued and outstanding, respectively	1,064	1,064
Additional paid in capital	2,410,080	2,410,080
Accumulated deficit during development stage	(3,003,751)	(2,955,331)
Total Stockholders’ Deficiency	(592,607)	(544,187)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$611	$791

See accompanying notes to condensed consolidated financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
	For The Three Months Ended March 31,		For The Period From January 8, 2003 (Inception) to March 31,
	2009	2008	2009
OPERATING EXPENSES
Consulting fees	$-	$-	$364,403
Management fees - related party	-	-	84,000
Professional fees	6,645	4,653	358,234
Research and development	-	-	168,618
Impairment of technology	-	-	500,000
Salaries	37,500	37,500	642,667
General and administrative	496	7,496	415,676
Total Operating Expenses	44,641	49,649	2,533,598

LOSS FROM OPERATIONS	(44,641)	(49,649)	(2,533,598)

OTHER EXPENSES:
Interest Expense	(3,779)	(2,907)	(70,344)
Loss on convesion of notes payable	-	-	(97,277)
Financing fees	-	-	(302,532)
Total Other Expenses	(3,779)	(2,907)	(470,153)

LOSS BEFORE PROVISION FOR INCOME TAXES	(48,420)	(52,556)	(3,003,751)

Provision for Income Taxes	-	-	-

NET LOSS	$(48,420)	$(52,556)	$(3,003,751)

Net loss per share - basic and diluted	$(0.05)	$(0.05)

Weighted average number of shares outstanding during the period - basic and diluted	1,063,618	1,063,618

See accompanying notes to condensed consolidated financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY (DEFICIENCY)

FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO MARCH 31, 2009

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

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY (DEFICIENCY) CONTINUED

FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO MARCG 31, 2009

(UNAUDITED)

Sale of common stock			800	1	9,999	-	0	10,000

Common stock issued for services	-	-	10,000	10	167,990	(153,000)	-	15,000

Common stock issued for financing fees on note payable	-	-	3,600	4	78,496	-	-	78,500

Conversion on notes payable and accrued interest	-	-	17,100	17	78,497	-	-	78,514

Retirement of common stock	-	-	(1,000)	(1)	1	-	-	-

Amortization of deferred compensation	-	-	-	-	-	89,704	-	89,704

Net Loss, 2006	-	-	-	-	-	-	(741,177)	(741,177)

Balance December 31, 2006	-	-	680,860	681	1,535,213	(63,296)	(2,094,639)	(622,041)

Common stock issued for services	-	-	20,000	20	149,980	-	-	150,000

Conversion on notes payable and accrued interest	-	-	240,830	241	482,363	-	-	482,604

Conversion of accrued payroll	-	-	119,928	120	238,526	-	-	238,646

Common stock issued for financing fees	-	-	2,000	2	3,998	-	-	4,000

Amortization of deferred compensation	-	-	-	-	-	63,296	-	63,296

Net Loss, 2007	-	-	-	-	-	-	(632,644)	(632,644)

Balance December 31, 2007	-	-	1,063,618	1,064	2,410,080	-	(2,727,283)	(316,139)

Net Loss, for the year ended December 31, 2008	-	-				-	(228,048)	(228,048)

Balance, December 31, 2008	-	$-	1,063,618	1,064	2,410,080	-	$(2,955,331)	$(544,187)

Net Loss, for the three months ended March 31, 2009	-	-				-	(48,420)	(48,420)

Balance, March 31, 2009	-	$-	1,063,618	1,064	2,410,080	-	$(3,003,751)	$(592,607)

See accompanying notes to condensed consolidated financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,		For The Period From January 8, 2003 (Inception) to March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,420)	$(52,556)	$(3,003,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	555,898
Common stock issued for financing fees	-	-	7,500
Beneficial conversion expenses	-	-	35,763
Loss on conversion of notes payable - related party	-	-	96,322
Depreciation expense	157	753	14,770
Impairment of technology	-	-	500,000
In-kind contribution of services	-	-	880
Changes in operating assets and liabilities:
(Increase) / Decrease in prepaid expenses	-	1,651	-
Accrued payroll	37,500	37,500	522,378
Accrued interest	3,351	2,325	70,079
Accounts payable	5,039	2,278	143,197
Net Cash Used In Operating Activities	(2,373)	(8,049)	(1,056,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(15,351)
Net Cash Used In Investing Activities	-	-	(15,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	-	-	-
Repyaments of notes payable	-	-	(40,000)
Proceeds from notes payable related party	2,350	5,100	437,345
Proceeds from notes payable	-	-	90,000
Repurchase and retirement or treasury stock	-	-	(50,000)
Proceeds from issuance of common stock	-	-	635,000
Net Cash Provided By Financing Activities	2,350	5,100	1,072,345

NET INCREASE (DECREASE) IN CASH	(23)	(2,949)	30

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53	3,404	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30	$455	$30

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$500
Conversion of convrtible debt and accrued interest to common stock	$-	$-	$428,933
Conversion of accrued salary to common stock	$-	$-	$200,748

See accompanying notes to condensed consolidated financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(UNAUDITED)

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments(consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009. The financial statements are presented on the accrual basis.

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

Pursuant to a share purchase agreement, dated December 30, 2005, BioTex Corporation, consummated an agreement with BTX Holdings, Inc., pursuant to which BioTex Corporation, exchanged all of its 256,744 then issued and outstanding shares of common stock for 254,744 shares or approximately 89% of the common stock of BTX Holdings, Inc. This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, BioTex Corporation, is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of BioTex Corporation, with the net assets of BTX Holdings, Inc. deemed to have been acquired and recorded at its historical cost. The statements of operations include the results of BioTex Corporation for the three months ended March 31, 2009 and 2008 and for the period from January 3, 2003 (inception) to March 31, 2009.

BTX Holdings, Inc. and BioTex Corporation are hereafter referred to as (the “Company”).

(C) Reclassification of prior year amounts

Certain prior year accounts have been reclassified to reflect current years presentation.

(D) Use of Estimates

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

(E) Consolidation

The accompanying condensed consolidated financial statements include the accounts of BTX Holdings, Inc and its 100% owned subsidiary BioTex Corporation.

All inter-company transactions have been eliminated in consolidation.

(F) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At March 31, 2009 and December 31, 2008, the Company did not have any balances that exceeded FDIC insurance limits.

(G) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

(H) Stock-Based Compensation

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

A summary of the status of the Company's stock options as of March 31, 2009 and the changes during the period ended is presented below:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2004	-	-
Granted	100,000	$57.50

Outstanding at December 31, 2005	100,000	$57.50
Granted	-	-

Outstanding at December 31, 2006	100,000	$57.50
Granted	-	-

Outstanding at December 31, 2007	100,000	$57.50
Granted	-

Outstanding at December 31, 2008	100,000
Granted	-

Outstanding at March 31, 2009	100,000
Options exercisable at March 31, 2009	100,000

Weighted average exercise price of options granted to employees during period ended March 31, 2009	$57.50

(I) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2009  common share equivalents of 100,000 stock options were anti-dilutive and not used in the calculation of diluted net loss per share.

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

(L) Fair Value of Financial Instruments

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

NOTE 2	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
Computer	$15,351	$15,351
Less accumulated depreciation	(14,770)	(14,613)

	$581	$738

During the three months ended March 31, 2009 and 2008, and the period January 8, 2003 (Inception) to March  31,  2009 the Company recorded depreciation expense of $157, $753,  and $14,770, respectively.

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

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September   30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $ 1,682 and $1,460, respectively (See note 8).

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.    In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $2,010 and $1,738, respectively (See note 8).

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from an officer, director and shareholder of the Company. The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $1,936 and $1,652, respectively (See note 8).

In October  2007 the Company borrowed $2,000 from an officer, director and shareholder of the Company. The note is unsecured and is due November 15, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  .  In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $436 and $362, respectively (See note 8).

On December 31, 2007 the Company borrowed $3,000 from an officer, director and shareholder of the Company. The note is unsecured and is due March 31, 2008 and bears interest at a rate of 25%.. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $937  and $752, respectively (See note 8).

On February 1, 2008, the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 10%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.   In December 2008, the note was extended until June 30, 2009. As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $290 and $229, respectively  (See note 8).

On February 23, 2008, the Company borrowed $500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $83 and $64, respectively   (See note 8).

On March 10, 2008, the Company borrowed $2,100 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31. 2009 and December 31, 2008 the Company recorded accrued interest of $333 and $255, respectively   (See note 8).

On April 1, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009. As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $75 and $56, respectively   (See note 8).

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

On May 21, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due August 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $66 and $48, respectivly   (See note 8).

On June 1, 2008 the Company borrowed $4,000 from a related party. The note is unsecured and is due September 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $498 and $350, respectively   (See note 8).

On July 1, 2008 a related party loaned $2,695 to the Company. The note is unsecured, earns an interest rate of 15% and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31,2009 and December 31, 2008 the Company recorded accrued interest of $302 and $203.  (See note 8).

On August 8, 2008 a related party loaned $5,000 to the Company. The note is unsecured, carries an interest rate of 15%, and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $483 and $298, respectively. (See note 8).

On October 15, 2008 a related party loaned $2,500 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $173 and $80, respectively.
(See note 8).

 On October 19, 2008 a related party loaned $5,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $335 and $150, respectively.
(See note 8).

 On November 11, 2008 a related party loaned $1,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $37 and $16, respectively. (See note 8).

On January 1, 2009 related party converted an amount owed of $550 to a loan to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on June 30, 2009.  As of March 31, 2009 the Company recorded accrued interest of $20. (See note 8).

On January 23, 2009, a related party loaned the company $1,000.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%. As of March 31, 2009 the Company recorded accrued interest of $36. (See note 8).

On February 20, 2009, a related party loaned the company $350  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%. As of March 31, 2009 the Company recorded accrued interest of $7. (See note 8).

On March 6, 2009, a related party loaned the company $1,000.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%. As of March 31, 2009 the Company recorded accrued interest of $18. (See note 8).

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

In April, 2006 the Company borrowed $25,000 from an individual. The note is unsecured, is due four months from the date of issuance and bears interest at a rate of 10%. The Company issued the note holder, 1,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $25,000. The value is being amortized over the term of the note. At December 31, 2006 the Company recorded a discount on the notes of $0 and amortization of $25,000. The note is currently in default. As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $7,336 and $6,719, respectively.

In May, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 7%. In June, 2006 the note was extended to October 15, 2006. The note is currently in default. As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $1,019 and $933, respectively.

In November 2007 the Company borrowed $20,000 from an investment company. The note is unsecured, is due November 13, 2008, and bears interest at a rate of 10%.  The note is currently in default.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $2,762 and $2,268, respectively.

NOTE 6	JOINT VENTURE

On August 15, 2005, the Company agreed to enter into an agreement with the Citrus Products of Belize Limited (“CPBL”). Pursuant to the Agreement, the Company and CPBL were to form a joint venture named BTX Citrus Belize, Ltd. (“BTXC”) for the purpose of building a plant in Belize for waste peel processing. Pursuant to the terms of the Agreement, the Company will own 65% and CPBL will own 35% of the joint venture company. As of March 31, 2009 the joint venture has not been formed.

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

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September   30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $ 1,682 and $1,460, respectively.

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.    In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $2,010 and $1,738, respectively.

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from an officer, director and shareholder of the Company. The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $1,936 and $1,652, respectively.

In October  2007 the Company borrowed $2,000 from an officer, director and shareholder of the Company. The note is unsecured and is due November 15, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  .  In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $436 and $362, respectively.

On December 31, 2007 the Company borrowed $3,000 from an officer, director and shareholder of the Company. The note is unsecured and is due March 31, 2008 and bears interest at a rate of 25%.. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $937  and $752, respectively.

On February 1, 2008, the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 10%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.   In December 2008, the note was extended until June 30, 2009. As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $290 and $229, respectively.

On February 23, 2008, the Company borrowed $500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $83 and $64, respectively.

On March 10, 2008, the Company borrowed $2,100 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31. 2009 and December 31, 2008 the Company recorded accrued interest of $333 and $255, respectively.

On April 1, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009. As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $75 and $56, respectively.

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

On May 21, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due August 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $66 and $48, respectivly

On June 1, 2008 the Company borrowed $4,000 from a related party. The note is unsecured and is due September 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $498 and $350, respectively

On July 1, 2008 a related party loaned $2,695 to the Company. The note is unsecured, earns an interest rate of 15% and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31,2009 and December 31, 2008 the Company recorded accrued interest of $302 and $203.

On August 8, 2008 a related party loaned $5,000 to the Company. The note is unsecured, carries an interest rate of 15%, and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $483 and $298, respectively.

On October 15, 2008 a related party loaned $2,500 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $173 and $80, respectively.

 On October 19, 2008 a related party loaned $5,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $335 and $150, respectively.

 On November 11, 2008 a related party loaned $1,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $37 and $16, respectively.

On January 1, 2009 related party converted an amount owed of $550 to a loan to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on June 30, 2009.  As of March 31, 2009 the Company recorded accrued interest of $20.

On January 23, 2009, a related party loaned the company $1,000.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%. As of March 31, 2009 the Company recorded accrued interest of $36.

On February 20, 2009, a related party loaned the company $350  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%. As of March 31, 2009 the Company recorded accrued interest of $7.

On March 6, 2009, a related party loaned the company $1,000.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%. As of March 31, 2009 the Company recorded accrued interest of $18.

NOTE 9	COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

During December 2005, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company for a term of five years at an annual minimum salary of $150,000. In May 2007 the President and Chief Executive Officer of the Company agreed to convert the principal of $190,917 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 119,923 shares of common stock valued at $238,646 ($2.00 per share). The Company recorded additional compensation expense on the conversion of the accrued salary of $47,729. As of March 31, 2009 and December 31, 2008 the President and Chief Executive Officer of the Company is owed accrued salary of $272,169 and $234,669, respectively.

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

 On February 25, 2009, the Company and Mr. Jones settled the case out of court. Under the terms of the settlement, Mr. Jones granted the Company an unlimited license to utilize the patented technology, and he returned all of his stock in the Company for cancellation. To date, the Company has not received all the documents necessary to cancel the stock, though the Company has received the stock certificate.  The Company will transfer the patent and all trademarks back to Mr. Jones upon receipt of all documents pertaining to the settlement and stock cancellation.

NOTE 10	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $3,003,751 from inception, a stockholders' deficiency of $592,607, a working capital deficiency of $593,188 and used cash in operations from inception of $1,056,964. In addition, the Company has $30,000 in notes payable that are currently in default. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 11	SUBSEQUENT EVENTS

On April 1, 2009, a related party loaned the company $3,500. The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%

On April 1, 2009, a related party loaned the company $3,500. The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 15%

On May 13, 2009, a related party loaned the company $2,500.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Going Concern Consideration

As reflected in the accompanying financial statements as of March 31, 2009, we are in the development stage with no operations, a stockholders' deficiency of $592,607, an accumulated deficit from inception of $3,003,751, a working capital deficiency of $593,188 and used cash in operations from inception of $1,056,964. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We do not have sufficient cash to sustain our business for the next 12 months.  We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of March 31, 2009, we have assets of $611consisting of cash of $30 and property and equipment of $581.  We have total liabilities of $593,218 consisting of accounts payable of $143,197, accrued payroll of $321,630, accrued interest of $21,496,  notes payable from related parties of $56,895, and notes payable of $50,000.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

Not applicable because we are a smaller reporting company.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

In April, 2006 the Company borrowed $25,000 from an individual. The note is unsecured, is due four months from the date of issuance and bears interest at a rate of 10%. The Company issued the note holder 5,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $25,000. The value is being amortized over the term of the note. At December 31, 2006 the Company recorded a discount on the notes of $0 and amortization of $25,000. The note is currently in default. As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $7,336 and $6,719, respectively.

In May, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 7%. In June, 2006 the note was extended to October 15, 2006. The note is currently in default. As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $1,019 and $933, respectively.

In November 2007 the Company borrowed $20,000 from an investment company. The note is unsecured, is due November 13, 2008, and bears interest at a rate of 10%.  The note is currently in default.  As of March 31, 2009 and December 31, 2008 the Company recorded accrued interest of $2,762 and $2,268, respectively.

 Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

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

BTX HOLDINGS, INC.

Date: May 12, 2009	By:	/s/ Scott J. Silverman
Scott J. Silverman
President,
Chief Executive Officer, Chief Financial Officer