Form 10-Q
period 2009-09-30
BTX HOLDINGS INC
filed 2009-11-13
CIK 1268238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

BTX HOLDINGS, INC.
(Exact name of registrant as specified in the Charter)

Florida	333-110324	90-0515106
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

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
Yes ☒         No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2009:  1,013,618 shares of common stock.

BTX HOLDINGS, INC.

FORM 10-Q

September 30, 2009

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2009	2008
CURRENT ASSETS	(Unaudited)

Cash	$68	$53
TOTAL CURRENT ASSETS	68	53

Property and Equipment, net	290	738

TOTAL ASSETS	$358	$791

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$138,091	$138,158
Accrued payroll	396,630	284,130
Accrued interest	29,442	18,145
Notes payable- related parties	70,095	54,545
Notes payable	50,000	50,000

TOTAL CURRENT LIABILITIES	684,258	544,978

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,013,618 and 1,063,618 shares issued and outstanding, respectively	1,014	1,064
Additional paid in capital	2,410,130	2,410,080
Accumulated deficit during development stage	(3,095,044)	(2,955,331)
Total Stockholders’ Deficiency	(683,900)	(544,187)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	358	791

See accompanying notes to condensed consolidated unaudited financial statements

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,		For The Period From January 8, 2003 (Inception) to September 30, 2009
	2009	2008	2009	2008
OPERATING EXPENSES
Consulting fees	$-	$-	$-	$-	$364,403
Management fees - related party	-	-	-	-	84,000
Professional fees	3,441	9,372	14,034	33,246	365,623
Research and development	-	-	-	-	168,618
Impairment of technology	-	-	-	-	500,000
Salaries	37,500	37,500	112,500	112,500	717,667
General and administrative	453	6,526	457	19,838	415,637
Total Operating Expenses	41,394	53,398	126,991	165,584	2,615,948

LOSS FROM OPERATIONS	(41,394)	(53,398)	(126,991)	(165,584)	(2,615,948)

OTHER EXPENSES:
Interest Expense	(4,554)	(3,478)	(12,722)	(9,512)	(79,287)
Loss on convesion of notes payable	-	-	-	-	(97,277)
Financing fees	-	-	-	-	(302,532)
Total Other Expenses	(4,554)	(3,478)	(12,722)	(9,512)	(479,096)

LOSS BEFORE PROVISION FOR INCOME TAXES	(45,948)	(56,876)	(139,713)	(175,096)	(3,095,044)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(45,948)	$(56,876)	$(139,713)	$(175,096)	$(3,095,044)

Net loss per share - basic and diluted	$(0.04)	$(0.05)	$(0.13)	$(0.16)

Weighted average number of shares outstanding during the period - basic and diluted	1,045,684	1,063,613	1,057,552	1,063,613

See accompanying notes to condensed consolidated unaudited financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO SEPTEMBER 30, 2009
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

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY (DEFICIENCY) CONTINUED
FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO SEPTEMBER 30, 2009
(UNAUDITED)

Sale of common stock			800	1	9,999	-	0	10,000

Common stock issued for services	-	-	10,000	10	167,990	(153,000)	-	15,000

Common stock issued for financing fees on note payable	-	-	3,600	4	78,496	-	-	78,500

Conversion on notes payable and accrued interest	-	-	17,100	17	78,497	-	-	78,514

Retirement of common stock	-	-	(1,000)	(1)	1	-	-	-

Amortization of deferred compensation	-	-	-	-	-	89,704	-	89,704

Net Loss, 2006	-	-	-	-	-	-	(741,177)	(741,177)

Balance December 31, 2006	-	-	680,860	681	1,535,213	(63,296)	(2,094,639)	(622,041)

Common stock issued for services	-	-	20,000	20	149,980	-	-	150,000

Conversion on notes payable and accrued interest	-	-	240,830	241	482,363	-	-	482,604

Conversion of accrued payroll	-	-	119,928	120	238,526	-	-	238,646

Common stock issued for financing fees	-	-	2,000	2	3,998	-	-	4,000

Amortization of deferred compensation	-	-	-	-	-	63,296	-	63,296

Net Loss, 2007	-	-	-	-	-	-	(632,644)	(632,644)

Balance December 31, 2007	-	-	1,063,618	1,064	2,410,080	-	(2,727,283)	(316,139)

Net Loss, for the year ended December 31, 2008	-	-				-	(228,048)	(228,048)

Balance, December 31, 2008	-	$-	1,063,618	1,064	2,410,080	-	$(2,955,331)	$(544,187)

Cancellation of common stock	-	-	(50,000)	(50)	50	-	-	-

Net Loss, for the nine months ended September 30, 2009	-	-	-	-	-	-	(139,713)	(139,713)

Balance, September 30, 2009	-	$-	1,013,618	1,014	2,410,130	-	$(3,095,044)	$(683,900)

See accompanying notes to condensed consolidated unaudited financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,		For The Period From January 8, 2003 (Inception) to September 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(139,713)	$(175,096)	$(3,095,044)
Adjustments to reconcile net loss to net cash used in operating activities:	-
Common stock issued for services	-	-	555,898
Common stock issued for financing fees	-	-	7,500
Beneficial conversion expenses	-	-	35,763
Loss on conversion of notes payable - related party	-	-	96,322
Depreciation expense	448	1,580	15,061
Impairment of technology	-	-	500,000
In-kind contribution of services	-	-	880
Changes in operating assets and liabilities:
(Increase) / Decrease in prepaid expenses	-	973	-
Accrued payroll	112,500	112,500	597,378
Accrued interest	11,297	7,832	78,025
Accounts payable	(67)	29,046	138,091
Net Cash Used In Operating Activities	(15,535)	(23,165)	(1,070,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(15,351)
Net Cash Used In Investing Activities	-	-	(15,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	-	-	-
Repyaments of notes payable	-	-	(40,000)
Proceeds from notes payable related party	15,550	20,295	450,545
Proceeds from notes payable	-	-	90,000
Repurchase and retirement or treasury stock	-	-	(50,000)
Proceeds from issuance of common stock	-	-	635,000
Net Cash Provided By Financing Activities	15,550	20,295	1,085,545

NET INCREASE (DECREASE) IN CASH	15	(2,870)	68

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53	3,404	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68	$534	$68

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$500
Conversion of convrtible debt and accrued interest to common stock	$-	$-	$428,933
Conversion of accrued salary to common stock	$-	$-	$200,748

See accompanying notes to condensed consolidated unaudited financial statements.

BTX HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009. The financial statements are presented on the accrual basis.

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

Pursuant to a share purchase agreement, dated December 30, 2005, BioTex Corporation, consummated an agreement with BTX Holdings, Inc., pursuant to which BioTex Corporation, exchanged all of its 256,744 then issued and outstanding shares of common stock for 254,744 shares or approximately 89% of the common stock of BTX Holdings, Inc. This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, BioTex Corporation, is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of BioTex Corporation, with the net assets of BTX Holdings, Inc. deemed to have been acquired and recorded at its historical cost. The statements of operations include the results of BioTex Corporation for the three and nine months ended September 30, 2009 and 2008 and for the period from January 3, 2003 (inception) to September 30, 2009.

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

(F) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At September 30, 2009 and December 31, 2008, the Company did not have any balances that exceeded FDIC insurance limits.

(G) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

(H) Stock-Based Compensation

The Company follows FASB Accounting Standards Codification No. 718 – Compensation – Stock Compensation for share based payments to employees.  The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees.

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

A summary of the status of the Company's stock options as of September 30, 2009 and the changes during the period ended is presented below:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2004	-	-
Granted	100,000	$57.50

Outstanding at December 31, 2005	100,000	$57.50
Granted	-	-

Outstanding at December 31, 2006	100,000	$57.50
Granted	-	-

Outstanding at December 31, 2007	100,000	$57.50
Granted	-

Outstanding at December 31, 2008	100,000
Granted	-

Outstanding at September 30, 2009	100,000
Options exercisable at September 30, 2009	100,000

Weighted average exercise price of options granted to employees during period ended September 30, 2009	$57.50

(I) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260 Earnings Per Share As of September 30, 2009 and 2008 common share equivalents of 100,000 stock options were anti-dilutive and not used in the calculation of diluted net loss per share.

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(K) Long-Lived Assets

The Company accounts for long-lived assets under the the FASB Accounting Standards Codification No.’s 350 and 360 Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”).Intangibles – Goodwill and Other and Property, Plant and Equipment.  In accordance with FASB ASC No.’s 350 and 360, SFAS No. 142and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. A 100% or $500,000 impairment charge was recorded in 2005 for the Citrus Separation Technology acquired during the year as it was determined by management that the future value was impaired.

(L) Fair Value of Financial Instruments

The carrying amounts of the Company's accounts payable, accrued expenses, notes payable related parties, notes payable and deferred compensation approximate fair value due to the relatively short period to maturity for these instruments.

(M) Recent Accounting Pronouncements

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 – Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 810 – Consolidation. FASB ASC No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 810 will have on its financial statements.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 105-GAAP.   The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105. All other accounting literature not included in the Codification is nonauthoritative. The Adpotion of FASB ASC No. 105 did not have a impact on our financial statements.

NOTE 2	PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009 2009	December 31, 2008
Computer	$15,351	$15,351
Less accumulated depreciation	(15,061	(14,613)

	$290	$738

During the three and nine months ended September 30, 2009 and 2008, and the period January 8, 2003 (Inception) to September 30, 2009 the Company recorded depreciation expense of $145, $448, $558, $1,580 and $15,061, respectively.

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

During May 2005, the Company entered into an agreement with an individual who is the sole inventor of and holds all the rights, title, and interest in a pending patent for citrus separation technology, whereby the Company has been assigned the pending patent and the right to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the citrus separation technology and improvements to such technology throughout the entire world. In exchange for the aforementioned pending patent, the Company issued 50,000 shares of common stock valued at $500,000, the fair market value on the agreement date and an option for the purchase of 30,000 additional shares of YB common stock, exercisable at a price of $50.00 per share. The options were valued based on the Black-Scholes model with the following assumptions  weighted average assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate of 4.25%, and expected warrant life of one year. The Company also agreed to share a certain percentage of profits derived from sales. As the Company has yet to determine the commercial feasibility of this technology, it has elected to fully impair the value of it. (See Note 9(c)).

In May 2008, a lawsuit was served against the Company as well as certain individuals by Robert Allen Jones in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida seeking rescission of the CST patent. The complaint claims breach of contract among other claims. On March 20, 2009, the Company and Mr. Jones settled the case out of court. Under the terms of the settlement, Mr. Jones granted the Company an unlimited license to utilize the patented technology, and he returned all of his stock in the Company for cancellation. The Company will transfer the patent and all trademarks back to Mr. Jones. On August 26, 2009, pursuant to the terms of a settlement agreement, the Company cancelled 50,000 shares of common stock and 30,000 warrants.

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

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September   30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $ 2,133 and $1,460, respectively (See note 8).

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.    In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $2,564 and $1,738, respectively (See note 8).

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from an officer, director and shareholder of the Company. The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $2,515 and $1,652, respectively (See note 8).

In October  2007 the Company borrowed $2,000 from an officer, director and shareholder of the Company. The note is unsecured and is due November 15, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.   In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $587 and $362, respectively (See note 8).

On December 31, 2007 the Company borrowed $3,000 from an officer, director and shareholder of the Company. The note is unsecured and is due March 31, 2008 and bears interest at a rate of 25%. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $1,313 and $752, respectively (See note 8).

On February 1, 2008, the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 10%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.   In December 2008, the note was extended until June 30, 2009. In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $416 and $229, respectively (See note 8).

On February 23, 2008, the Company borrowed $500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $120 and $64, respectively   (See note 8).

On March 10, 2008, the Company borrowed $2,100 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $491 and $255, respectively (See note 8).

On April 1, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009. In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $112 and $56, respectively (See note 8).

On April 18, 2008 the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $545 and $264 respectively (See note 8).

On May 21, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due August 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $104 and $48, respectively (See note 8).

On June 1, 2008 the Company borrowed $4,000 from a related party. The note is unsecured and is due September 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $799 and $350, respectively (See note 8).

On July 1, 2008 a related party loaned $2,695 to the Company. The note is unsecured, earns an interest rate of 15% and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $505 and $203.  (See note 8).

On August 8, 2008 a related party loaned $5,000 to the Company. The note is unsecured, carries an interest rate of 15%, and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $859 and $298, respectively. (See note 8).

On October 15, 2008 a related party loaned $2,500 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $360 and $80, respectively. (See note 8).

On October 19, 2008 a related party loaned $5,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $711 and $150, respectively. (See note 8).

On November 11, 2008 a related party loaned $1,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $129 and $16, respectively. (See note 8).

On January 1, 2009 related party converted an amount owed of $550 to a loan to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 the Company recorded accrued interest of $110. (See note 8).

On January 23, 2009, a related party loaned the company $1,000.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 the Company recorded accrued interest of $137. (See note 8).

On February 20, 2009, a related party loaned the company $350  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%.  In July 2009, the note was extended until December 31, 2009.  As of September  30, 2009 the Company recorded accrued interest of $43. (See note 8).

On March 6, 2009, a related party loaned the company $1,000.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%. In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 the Company recorded accrued interest of $114 (See note 8).

On April 1, 2009, a related party loaned the company $3,500.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 15%.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 the Company recorded accrued interest of $351. (See note 8).

On April 1 2009, a related party loaned the company $3,500.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 15%. In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 the Company recorded accrued interest of $263. (See note 8).

On May 13, 2009, a related party loaned the company $2,500.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%. In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 the Company recorded accrued interest of $251. (See note 8).

On August 4, 2009, a related party loaned the company $3,700.  The note is unsecured and is due on December 31, 2009  and bears interest at a rate of 20%. As of September 30, 2009 the Company recorded accrued interest of $115. (See note 8).

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

In April, 2006 the Company borrowed $25,000 from an individual. The note is unsecured, is due four months from the date of issuance and bears interest at a rate of 10%. The Company issued the note holder, 1,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $25,000. The value is being amortized over the term of the note. At December 31, 2006 the Company recorded a discount on the notes of $0 and amortization of $25,000. The note is currently in default. As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $8,589 and $6,719, respectively.

In May, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 7%. In June, 2006 the note was extended to October 15, 2006. The note is currently in default. As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $1,195 and $933, respectively.

In November 2007 the Company borrowed $20,000 from an investment company. The note is unsecured, is due November 13, 2008, and bears interest at a rate of 10%.  The note is currently in default.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $3,764 and $2,268, respectively.

NOTE 6	JOINT VENTURE

On August 15, 2005, the Company agreed to enter into an agreement with the Citrus Products of Belize Limited (“CPBL”). Pursuant to the Agreement, the Company and CPBL were to form a joint venture named BTX Citrus Belize, Ltd. (“BTXC”) for the purpose of building a plant in Belize for waste peel processing. Pursuant to the terms of the Agreement, the Company will own 65% and CPBL will own 35% of the joint venture company. As of September 30, 2009 the joint venture has not been formed.

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

(F) Common Stock Issued for Technology

The Company issued 50,000 shares of common stock with a fair value of $500,000 ($10.00 per share) and 30,000 warrants during 2005, at an exercise price of $50.00 per share for the purchase of intellectual technology. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility1%, risk-free interest rate of 4.25%, and expected warrant life of one year. The value was immaterial at the grant date.  Pursuant to the terms of a settlement agreement, the Company cancelled 50,000 shares of common stock and 30,000 warrants.

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

On December 30, 2005 pursuant to the Stock Purchase Agreement and Share Exchange, the Company issued a total of 331,014 shares of the Company's common stock to the shareholders of BioTex Holdings, Inc. simultaneous with the Stock Purchase Agreement and Share Exchange, the Company purchased and retired a total of 314,750 shares of its common stock for $50,000 from a former shareholder of BTX Holdings, Inc.

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

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September   30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $ 2,133 and $1,460, respectively.

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.    In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $2,564 and $1,738, respectively.

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from an officer, director and shareholder of the Company. The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $2,515 and $1,652, respectively.

In October  2007 the Company borrowed $2,000 from an officer, director and shareholder of the Company. The note is unsecured and is due November 15, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.   In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $587 and $362, respectively.

On December 31, 2007 the Company borrowed $3,000 from an officer, director and shareholder of the Company. The note is unsecured and is due March 31, 2008 and bears interest at a rate of 25%. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $1,313 and $752, respectively.

On February 1, 2008, the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 10%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.   In December 2008, the note was extended until June 30, 2009. In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $416 and $229, respectively.

On February 23, 2008, the Company borrowed $500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $120 and $64, respectively.

On March 10, 2008, the Company borrowed $2,100 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $491 and $255, respectively.

On April 1, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009. In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $112 and $56, respectively.

On April 18, 2008 the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $545 and $264 respectively.

On May 21, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due August 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $104 and $48, respectively.

On June 1, 2008 the Company borrowed $4,000 from a related party. The note is unsecured and is due September 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $799 and $350, respectively.

On July 1, 2008 a related party loaned $2,695 to the Company. The note is unsecured, earns an interest rate of 15% and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $505 and $203.

On August 8, 2008 a related party loaned $5,000 to the Company. The note is unsecured, carries an interest rate of 15%, and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $859 and $298, respectively.

On October 15, 2008 a related party loaned $2,500 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $360 and $80, respectively.

On October 19, 2008 a related party loaned $5,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $711 and $150, respectively.

On November 11, 2008 a related party loaned $1,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $129 and $16, respectively.

On January 1, 2009 related party converted an amount owed of $550 to a loan to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 the Company recorded accrued interest of $110.

On January 23, 2009, a related party loaned the company $1,000.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 the Company recorded accrued interest of $137.

On February 20, 2009, a related party loaned the company $350  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%.  In July 2009, the note was extended until December 31, 2009.  As of September  30, 2009 the Company recorded accrued interest of $43.

On March 6, 2009, a related party loaned the company $1,000.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%. In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 the Company recorded accrued interest of $114.

On April 1, 2009, a related party loaned the company $3,500.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 15%.  In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 the Company recorded accrued interest of $351.

On April 1 2009, a related party loaned the company $3,500.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 15%. In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 the Company recorded accrued interest of $263.

On May 13, 2009, a related party loaned the company $2,500.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%. In July 2009, the note was extended until December 31, 2009.  As of September 30, 2009 the Company recorded accrued interest of $251.

On August 4, 2009, a related party loaned the company $3,700.  The note is unsecured and is due on December 31, 2009  and bears interest at a rate of 20%. As of September 30, 2009 the Company recorded accrued interest of $115.

NOTE 9	COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

During December 2005, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company for a term of five years at an annual minimum salary of $150,000. In May 2007 the President and Chief Executive Officer of the Company agreed to convert the principal of $190,917 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 119,923 shares of common stock valued at $238,646 ($2.00 per share). The Company recorded additional compensation expense on the conversion of the accrued salary of $47,729. As of September 30, 2009 and December 31, 2008 the President and Chief Executive Officer of the Company is owed accrued salary of $347,169 and $234,669, respectively.

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

In May 2008, a lawsuit was served against the Company as well as certain individuals by Robert Allen Jones in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida seeking rescission of the CST patent. The complaint claims breach of contract among other claims. On March 20, 2009, the Company and Mr. Jones settled the case out of court. Under the terms of the settlement, Mr. Jones granted the Company an unlimited license to utilize the patented technology, and he returned all of his stock in the Company for cancellation. The Company will transfer the patent and all trademarks back to Mr. Jones. In May 2008, a lawsuit was served against the Company as well as certain individuals by Robert Allen Jones in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida seeking rescission of the CST patent. The complaint claims breach of contract among other claims.  On August 26, 2009, pursuant to the terms of a settlement agreement, the Company cancelled 50,000 shares of common stock and 30,000 warrants.

NOTE 10	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $3,095,044 from inception, a stockholders' deficiency of $683,900, a working capital deficiency of $684,190 and used cash in operations from inception of $1,070,126. In addition, the Company has $50,000 in notes payable that are currently in default. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 11	SUBSEQUENT EVENT

On October 13, 2009, a related party loaned the company $275.  The note is unsecured and is due on December 31, 2009 and bears interest at a rate of 20%.

On November 13, 2009, a related party loaned the company $3,000.  The note is unsecured and is due on December 31, 2009 and bears interest at a rate of 20%.

The Company evaluated subsequent events through November 13, 2009, the date the condensed financial statements were issued and concluded there are no other material subsequent events.

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

Going Concern Consideration

As reflected in the accompanying financial statements as of September 30, 2009, we are in the development stage with no operations, a stockholders' deficiency of $683,900, an accumulated deficit from inception of $3,095,044, a working capital deficiency of $684,190 and used cash in operations from inception of $1,070,126. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We do not have sufficient cash to sustain our business for the next 12 months.  We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

 Liquidity and Capital Resources

As of September 30, 2009, we have assets of $358 consisting of cash of $68 and property and equipment of $290.  We have total liabilities of $684,258 consisting of accounts payable of $138,091, accrued payroll of $396,630, accrued interest of $29,442, notes payable from related parties of $70,095, and notes payable of $50,000.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 – Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 810 – Consolidation. FASB ASC No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 810 will have on its financial statements.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 105-GAAP.   The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105. All other accounting literature not included in the Codification is nonauthoritative. The Adpotion of FASB ASC No. 105 did not have a impact on our financial statements.

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

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2008, a lawsuit was served against the Company as well as certain individuals by Robert Allen Jones in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida seeking rescission of the CST patent. The complaint claims breach of contract among other claims. On March 20, 2009, the Company and Mr. Jones settled the case out of court. Under the terms of the settlement, Mr. Jones granted the Company an unlimited license to utilize the patented technology, and he returned all of his stock in the Company for cancellation. The Company will transfer the patent and all trademarks back to Mr. Jones. In May 2008, a lawsuit was served against the Company as well as certain individuals by Robert Allen Jones in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida seeking rescission of the CST patent. The complaint claims breach of contract among other claims.  On August 26, 2009, pursuant to the terms of a settlement agreement, the Company cancelled 50,000 shares of common stock and 30,000 warrants.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

In April, 2006 the Company borrowed $25,000 from an individual. The note is unsecured, is due four months from the date of issuance and bears interest at a rate of 10%. The Company issued the note holder 5,000 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $25,000. The value is being amortized over the term of the note. At December 31, 2006 the Company recorded a discount on the notes of $0 and amortization of $25,000. The note is currently in default. As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $8,589 and $6,719, respectively.

In May, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 7%. In June, 2006 the note was extended to October 15, 2006. The note is currently in default. As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $1,195 and $933, respectively.

In November 2007 the Company borrowed $20,000 from an investment company. The note is unsecured, is due November 13, 2008, and bears interest at a rate of 10%.  The note is currently in default.  As of September 30, 2009 and December 31, 2008 the Company recorded accrued interest of $3,764 and $2,268, respectively.

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

BTX HOLDINGS, INC.

Date: November 13, 2009	By:	/s/ Scott J. Silverman
Scott J. Silverman
President,
Chief Executive Officer, Chief Financial Officer