Form 10-K
period 2009-12-31
Rebornne (USA), Inc.
filed 2010-04-14
CIK 1268238

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number  001-32690

REBORNNE (USA) INC.
(Name of small business issuer in its charter)

FLORIDA	90-0515106
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Level 23, 120 Albert Street Auckland City, Aukland, New Zealand	1010
(Address of principal executive offices)	(Postal Code)

(+0064) 9-909-8886
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No 

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2009 based upon the closing price reported for such date on the OTC Bulletin Board was $106,362.

As of April 6, 2010, the registrant had 1,470,035 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

i

PART I

ITEM 1.    BUSINESS

Development of Business

Rebornne (USA) Inc. f/k/a BTX Holdings, Inc. was incorporated under the laws of the State of Florida on April 24, 2003.

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

Pursuant to a share purchase agreement, dated December 30, 2005, BioTex Corporation, consummated an agreement with Rebornne (USA) Inc. f/k/a BTX Holdings, Inc., pursuant to which BioTex Corporation, exchanged all of its 180,551 then issued and outstanding shares of common stock for 179,145 shares or approximately 89% of the common stock of Rebornne (USA) Inc. f/k/a BTX Holdings, Inc. This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, BioTex Corporation, is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of BioTex Corporation, with the net assets of Rebornne (USA) Inc. f/k/a BTX Holdings, Inc. deemed to have been acquired and recorded at its historical cost. The statements of operations include the results of BioTex Corporation for the  years ended December 31, 2009 and 2008 and for the period from January 3, 2003 (inception) to December 31, 2009.

On January 29, 2010, the Company entered into a share purchase agreement (the “Purchase Agreement”) with Rebornne New Zealand Limited (“Rebornne”). On March 22, the Company completed the transactions contemplated by the Purchase Agreement pursuant to which the Company issued a total of 750,000 shares (post reverse split), representing approximately 51% of the issued and outstanding common stock of the Company after the reverse split on the closing date, to Rebornne for a cash payment of $240,000. As a result, Rebornne became the majority shareholder of the Company.  The transaction resulted in a change in control of the Company.

In connection with the change of control transaction, Scott J. Silverman resigned from the Board of Directors effective April 2, 2010, which is ten (10) days following the filing and mailing of the Schedule 14f-1 as promulgated by the Securities Exchange Act of 1934. On March 22, 2010, Mr. Silverman resigned from all his positions as officer of the Company effectively immediately. Dairy Global was appointed as the sole officer of the Company effectively immediately and appointed as the sole director effective April 12, 2010.

Rebornne (USA) Inc. f/k/a BTX Holdings, Inc. and BioTex Corporation are hereafter referred to as (the “Company”).

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

ITEM 2.         DESCRIPTION OF PROPERTY

Our corporate office is located at c/o Rebornne New Zealand Limited, Level 23, 120 Albert Street, Auckland City, Auckland, New Zealand 1010.

ITEM 3.    LEGAL PROCEEDINGS

In May 2008, a lawsuit was served against the Company as well as certain individuals by Robert Allen Jones in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida seeking rescission of the CST patent. The complaint claims breach of contract among other claims. On March 20, 2009, the Company and Mr. Jones settled the case out of court. Under the terms of the settlement, Mr. Jones granted the Company an unlimited license to utilize the patented technology, and he returned all of his stock in the Company for cancellation. The Company transferred the patent and all trademarks back to Mr. Jones.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Public Market for Common Stock

Our common stock is currently traded on the OTC Bulletin Board under the symbol “RBOR.” Our common stock has been quoted on the OTC Bulletin Board since July 26, 2005. From September 9, 2008 until March 22, 2010, we traded under the symbol BTXN. On March 22, 2010 our symbol changed to RBOR based on the reverse split set forth below. The following table sets forth the range of high and low bid quotations for each quarter of the years ended December 31, 2009 and 2008.  These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

On February 3, 2010, the Company's stockholders approved a 1 for 1.422 reverse stock split for its common stock. As a result, stockholders of record at the close of business on March 19 2010, received one share of common stock for every 1.422 shares held. Common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

YEAR	QUARTER	HIGH	LOW

2008	First	$1.25	$0.50
2008	Second	$1.25	$0.50
2008	Third	$0.45	$0.35
2008	Fourth	$0.35	$0.20

YEAR	QUARTER	HIGH	LOW

2009	First	$0.20	$0.20
2009	Second	$0.15	$0.06
2009	Third	$0.15	$0.06
2009	Fourth	$0.15	$0.10

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

Recent Sales of Unregistered Securities

On January 29, 2010, the Company entered into a share purchase agreement (the “Purchase Agreement”) with Rebornne New Zealand Limited (“Rebornne”). On March 22, the Company completed the transactions contemplated by the Purchase Agreement pursuant to which the Company issued a total of 750,000 shares, representing approximately 51% of the issued and outstanding common stock of the Company after the reverse split on the closing date, to Rebornne for a cash payment of $240,000. All such shares of common stock sold by the Company were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Stock Option Grants

Mr. Silverman received options to purchase 70,325 shares of our common stock with an expiration date of December 31, 2005 in the following quantities and at the following exercise prices: 14,065 shares at $35.55, 14,065 at $53.33, 14,065 at $71.10, 14,065 at $106.65 and 14,065 at $142.20. All options have been cancelled on February 2, 2010 in exchange for the spin-off and sale of the Company’s wholly owned subsidiary, BioTex Corp., to Mr. Silverman.

There are no other options to purchase our securities outstanding. We may in the future establish an incentive stock option plan for our directors, employees and consultants.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

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

On December 29, 2005, we terminated our agreement with Mastercraft Ltd. dated May 31, 2005. The agreement contemplated the acquisition of the rights, title and interest to its MST technology at a cost of $3 million and 457,103 shares of common stock of BioTex. The agreement was terminated when Mastercraft defaulted on the terms of the agreement and both Mastercraft and BioTex signed mutual releases of liability. Upon termination, the 457,103 shares being held in escrow were returned to the treasury.

On December 29, 2005, we entered into an agreement with Dexion International, Ltd to acquire all rights and interest in its patent application number 5425221.8 for Hypercritical Separation Technology that was filed with the European Patent Office on April 15, 2005. Upon successful testing, the rights, title and interest to the technology were being acquired by us at a cost of $2.5 million and 407,876 shares of common stock. Additionally, pending successful testing of the technology, we had agreed to acquire Dexion’s HST machine for $500,000 and to establish a research and development facility for the technology. In March, 2007, BioTex terminated the Agreement when both parties were found to be in default of provisions of the Agreement, and such defaults were not curable.  Upon termination, the 407,876 shares being held in escrow were returned to the treasury.

The Company accounts for long-lived assets under the the FASB Accounting Standards Codification No.’s 350 and 360 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets.  In accordance with FASB ASC No.’s 350 and 360, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. A 100% or $500,000 impairment charge was recorded in 2005 for the Citrus Separation Technology acquired during the year as it was determined by management that the future value was impaired.

Going Concern Consideration

As reflected in the accompanying financial statements as of December 31, 2009, we are in the development stage with no operations, a stockholders' deficiency of $731,402, an accumulated deficit from inception of $3,142,546, a working capital deficiency of $731,402 and used cash in operations from inception of $1,073,117. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We do not have sufficient cash to sustain our business for the next 12 months.  We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2009, we have assets of $352 consisting of cash of $352.  We have total liabilities of $731,754 consisting of accounts payable of $140,539, accrued payroll of $434,130, accrued interest of $33,715, notes payable from related parties of $73,370, and notes payable of $50,000, which are currently in default.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our financial statements included in this annual report on Form 10-K for the year ended December 31, 2009. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REBORNNE (USA) INC.
(f/k/a BTX HOLDINGS, INC.)
 AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2	CONSOLIDATED BALANCE SHEETS

F-3	CONSOLIDATED STATEMENTS OF OPERATIONS

F-4/F-5	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS

F-7 - F-22	NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Rebornne (USA), Inc. (f/k/a BTX Holdings, Inc.)
(a development stage company)

We have audited the accompanying consolidated balance sheets of Rebornne (USA), Inc. (f/k/a BTX Holdings, Inc.) and subsidiary (the “Company”) (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the two years ended December 31, 2009 and 2008 and the period January 8, 2003 (Inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Rebornne (USA), Inc. (f/k/a BTX Holdings, Inc.) and subsidiary (a development stage company) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and the period January 8, 2003 (Inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company is in the development stage with no operations, has a net loss of $3,142,546 from inception, a negative cash flow from operations of $1,073,117 from inception, and a working capital and stockholders deficiency of $731,402. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 5, 2010

REBORNNE (USA) INC. (F/K/A/BTX HOLDINGS, INC.) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2009	2008
CURRENT ASSETS

Cash	$352	$53
TOTAL CURRENT ASSETS	352	53

Property and Equipment, net	-	738

TOTAL ASSETS	$352	$791

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$140,539	$138,158
Accrued payroll	434,130	284,130
Accrued interest	33,715	18,145
Notes payable- related parties	73,370	54,545
Notes payable	50,000	50,000

TOTAL CURRENT LIABILITIES	731,754	544,978

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 720,035 and 747,974 shares issued and outstanding, respectively	713	748
Additional paid in capital	2,410,431	2,410,396
Accumulated deficit during development stage	(3,142,546)	(2,955,331)
Total Stockholders’ Deficiency	(731,402)	(544,187)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$352	$791

See accompanying notes to consolidated audited financial statements

REBORNNE (USA) INC. (F/K/A/BTX HOLDINGS, INC.) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,		For The Period From January 8, 2003 (Inception)
	2009	2008	to December 31, 2009
OPERATING EXPENSES
Consulting fees	$-	$-	$364,403
Management fees - related party	-	-	84,000
Professional fees	18,655	39,929	370,244
Research and development	-	-	168,618
Impairment of technology	-	-	500,000
Salaries	150,000	150,000	755,167
General and administrative	1,099	24,762	416,279
Total Operating Expenses	169,754	214,691	2,658,711

LOSS FROM OPERATIONS	(169,754)	(214,691)	(2,658,711)

OTHER EXPENSES:
Interest Expense	(17,461)	(13,319)	(84,026)
Loss on convesion of notes payable	-	-	(97,277)
Financing fees	-	(38)	(302,532)
Total Other Expenses	(17,461)	(13,357)	(483,835)

LOSS BEFORE PROVISION FOR INCOME TAXES	(187,215)	(228,048)	(3,142,546)

Provision for Income Taxes	-	-	-

NET LOSS	$(187,215)	$(228,048)	$(3,142,546)

Net loss per share - basic and diluted	$(0.26)	$(0.30)

Weighted average number of shares outstanding during the period - basic and diluted	730,850	747,970

See accompanying notes to consolidated audited financial statements.

 REBORNNE (USA) INC. (F/K/A/BTX HOLDINGS, INC.) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO DECEMBER 31, 2009

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

BALANCE, JANUARY 8, 2003 (Inception)

Issuance of founders stock	-	$-	221,654	$222	$1,778	$-	$-	$2,000

Net loss, 2003	-	-	-	-	-	-	-	-

BALANCE, DECEMBER 31, 2003	-	-	221,654	222	1,778	-	-	2,000

Beneficial conversion on convertible debt	-	-	-	-	85,000	-	-	85,000

Net loss, 2004	-	-	-	-	-	-	(102,668)	(102,668)

BALANCE, DECEMBER 31, 2004	-	-	221,654	222	86,778	-	(102,668)	(15,668)

Sale of common stock for cash	-	-	43,812	44	622,956	-	-	623,000

Stock issued to acquire technology	-	-	35,162	35	499,965	-	-	500,000

Common stock issued for reverse merger	-	-	39,733	40	(40)	-	-	-

Common stock issued for reverse merger	-	-	2,327,806	2,328	(2,328)	-	-	-

Repurchase and cancellation of common stock	-	-	(2,213,432)	(2,213)	(47,787)	-	-	(50,000)

Common stock issued for financing fees on note payable	-	-	703	1	9,999	-	-	10,000

In-kind contribution of management services	-	-	-	-	880	-	-	880

Common stock issued for legal services	-	-	2,110	2	29,998	-	-	30,000

Net loss, 2005	-	-	-	-	-	-	(1,250,794)	(1,250,794)

BALANCE, DECEMBER 31, 2005	-	-	457,547	458	1,200,422	-	(1,353,462)	(152,582)

Sale of common stock			563	1	9,999	-	0	10,000

Common stock issued for services	-	-	7,032	7	167,993	(153,000)	-	15,000

Common stock issued for financing fees on note payable	-	-	2,532	3	78,497	-	-	78,500

Conversion on notes payable and accrued interest	-	-	12,026	12	78,502	-	-	78,514

Retirement of common stock	-	-	(703)	(1)	1	-	-	-

Amortization of deferred compensation	-	-	-	-	-	89,704	-	89,704

Net Loss, 2006	-	-	-	-	-	-	(741,177)	(741,177)

REBORNNE (USA) INC. (F/K/A/BTX HOLDINGS, INC.) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO DECEMBER 31, 2009
Continued

BALANCE, DECEMBER 31, 2006		-	-	478,996	479	1,535,415	(63,296)	(2,094,639)	(622,041)

Common stock issued for services		-	-	14,065	14	149,986	-	-	150,000

Conversion on notes payable and accrued interest	181386	-	-	169,360	169	482,435	-	-	482,604

Conversion of accrued payroll		-	-	84,338	84	238,561	-	-	238,646

Common stock issued for financing fees		-	-	1,406	1	3,999	-	-	4,000

Amortization of deferred compensation		-	-	-	-	-	63,296	-	63,296

Net Loss, 2007		-	-	-	-	-	-	(632,644)	(632,644)

BALANCE, DECEMBER 31, 2007		-	-	748,165	748	2,410,396	-	(2,727,283)	(316,139)

Net Loss, for the year ended December 31, 2008		-	-				-	(228,048)	(228,048)

BALANCE, DECEMBER 31, 2008		-	$-	748,165	748	2,410,396	-	$(2,955,331)	$(544,187)

Cancellation of common stock		-	-	(35,162)	(35)	35	-	-	-

Odd lot rounding				-	-

Net Loss, for the year ended December 31, 2009		-	-	-	-	-	-	(187,215)	(187,215)

BALANCE, DECEMBER 31, 2009		-	$-	713,003	$713	$2,410,431	$-	$(3,142,546)	$(731,402)

See accompanying notes to consolidated audited financial statements.

REBORNNE (USA) INC. (F/K/A/BTX HOLDINGS, INC.) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For The Period From January 8, 2003 (Inception)
	2009	2008	to December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(187,215)	$(228,048)	$(3,142,546)
Adjustments to reconcile net loss to net cash used in operating activities:	-
Common stock issued for services	-	-	555,898
Common stock issued for financing fees	-	-	7,500
Beneficial conversion expenses	-	-	35,763
Loss on conversion of notes payable - related party	-	-	96,322
Depreciation expense	738	1,737	15,351
Impairment of technology	-	-	500,000
In-kind contribution of services	-	-	880
Changes in operating assets and liabilities:
Prepaid expenses	-	3,616	-
Accrued payroll	150,000	150,000	634,878
Accrued interest	15,570	11,098	82,298
Accounts payable	2,381	28,901	140,539
Net Cash Used In Operating Activities	(18,526)	(32,696)	(1,073,117)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(15,351)
Net Cash Used In Investing Activities	-	-	(15,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	-	-	-
Repyaments of notes payable	-	-	(40,000)
Proceeds from notes payable related party	18,825	29,345	453,820
Proceeds from notes payable	-	-	90,000
Repurchase and retirement or treasury stock	-	-	(50,000)
Proceeds from issuance of common stock	-	-	635,000
Net Cash Provided By Financing Activities	18,825	29,345	1,088,820

NET INCREASE (DECREASE) IN CASH	299	(3,351)	352

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53	3,404	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$352	$53	$352

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$500
Conversion of convrtible debt and accrued interest to common stock	$-	$-	$428,933
Conversion of accrued salary to common stock	$-	$-	$200,748

See accompanying notes to consolidated audited financial statements.

REBORNNE (USA) INC. (F/K/A/BTX HOLDINGS, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization

REBORNNE (USA) INC. (F/K/A/BTX HOLDINGS, INC.). was incorporated under the laws of the State of Florida on April 24, 2003.

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

Pursuant to a share purchase agreement, dated December 30, 2005, BioTex Corporation, consummated an agreement with REBORNNE (USA) INC. (F/K/A/BTX HOLDINGS, INC.), pursuant to which BioTex Corporation, exchanged all of its 180,551 then issued and outstanding shares of common stock for 180,551 shares or approximately 89% of the common stock of REBORNNE (USA) INC. (F/K/A/BTX HOLDINGS, INC.). This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, BioTex Corporation, is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of BioTex Corporation, with the net assets of REBORNNE (USA) INC. (F/K/A/BTX HOLDINGS, INC.). deemed to have been acquired and recorded at its historical cost. The statements of operations include the results of BioTex Corporation for the year ended December 31, 2009 and 2008 and for the period from January 3, 2003 (inception) to December 31, 2009.

REBORNNE (USA) INC. (F/K/A/BTX HOLDINGS, INC.). and BioTex Corporation are hereafter referred to as (the “Company”).

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

(D) Consolidation

The accompanying consolidated financial statements include the accounts of REBORNNE (USA) INC. (f/k/a/BTX HOLDINGS, INC.) and its 100% owned subsidiary BioTex Corporation.

All inter-company transactions have been eliminated in consolidation.

(E) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2009 and 2008, the Company did not have any balances that exceeded FDIC insurance limits.

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

During the year ended December 31, 2005, the Company granted 70,325 options to it's President with the following terms; 14,065 shares at $35.55, 14,065 at $53.33, 14,065 at $71.10, 14,065 at $106.65 and 14,065 at $142.20. All options expire December 31, 2015.

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

A summary of the status of the Company's stock options as of December 31, 2009 and the changes during the periods ended is presented below:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2004	-	-
Granted	70,325	$81,76

Outstanding at December 31, 2005	70,325	$81.76
Granted	-	-

Outstanding at December 31, 2006	70,325	$81.76
Granted	-	-

Outstanding at December 31, 2007	70,325	$81.76
Granted	-

Outstanding at December 31, 2008	70,325
Granted	-

Outstanding at December 31, 2009	70,325
Options exercisable at December 31, 2009	70,325

Weighted average exercise price of options granted to employees during period ended December 31, 2009	$81.76

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260 Earnings Per Share As of December 31, 2009 and 2008 common share equivalents of 70,325 stock options were anti-dilutive and not used in the calculation of diluted net loss per share.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Long-Lived Assets

The Company accounts for long-lived assets under the FASB Accounting Standards Codification No.’s 350 and 360 Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”).Intangibles – Goodwill and Other and Property, Plant and Equipment.  In accordance with FASB ASC No.’s 350 and 360, SFAS No. 142and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. A 100% or $500,000 impairment charge was recorded in 2005 for the Citrus Separation Technology acquired during the year as it was determined by management that the future value was impaired.

(K) Fair Value of Financial Instruments

The carrying amounts of the Company's accounts payable, accrued expenses, notes payable related parties, notes payable and deferred compensation approximate fair value due to the relatively short period to maturity for these instruments.

(L) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2009 and 2008, the Company has a net operating loss carryforward of approximately $3,142,546 and $2,955,331 respectively, available to offset future taxable income through 2028. The valuation allowance at December 31, 2009 and 2008 was $990,175 and $919,725, respectively. The net change in the valuation allowance for the year ended December 31, 2009 was an increase of $70,449.

	2009	2008

Expected income tax recovery (expense) at the statutory rate of 34% Federal and 5.5% State	$(70,449)	$(85,813)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	0	0
Change in valuation allowance	70,449	85,813

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:
	2009	2008

Deferred income tax asset:
Net operating loss carry forwards	$990,174	$919,725
Valuation allowance	(990,174)	(919,725)
Deferred income taxes	$-	$-

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

NOTE 2	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 were as follows:

	December 31, 2009	December 31, 2008
Computer	$15,351	$15,351
Less accumulated depreciation	(15,351)	(14,613)

	$-	$738

During the year ended December 31, 2009 and 2008, and the period January 8, 2003 (Inception) to December 31, 2009 the Company recorded depreciation expense of $738, $1,737 and $15,351, respectively.

NOTE 3	PURCHASE OF INTELLECTUAL PROPERTY

During January 2005, the Company entered into an agreement with Bio Reduction Technology, LLC, pending the Company's acceptance of a working prototype. Whereby the Company has the right to acquire an exclusive license to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the bio reduction technology and any improvements to such technology throughout the entire world. In exchange for the afore mentioned license, the Company has agreed to issue up to 21,097 shares of common stock valued at $1,500,000 the fair market value on the agreement date and an option to purchase 4,219 additional shares of common stock, which will be exercisable at a price of $355.50 per share. As of December 31, 2009, the Company has not received a working prototype and has not closed on the agreement.

During May 2005, the Company entered into an agreement with an individual who is the sole inventor of and holds all the rights, title, and interest in a pending patent for citrus separation technology, whereby the Company has been assigned the pending patent and the right to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the citrus separation technology and improvements to such technology throughout the entire world. In exchange for the aforementioned pending patent, the Company issued 35,161 shares of common stock valued at $500,000, the fair market value on the agreement date and an option for the purchase of 21,097 additional shares of YB common stock, exercisable at a price of $71.11 per share. The options were valued based on the Black-Scholes model with the following assumptions weighted average assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate of 4.25%, and expected warrant life of one year. The Company also agreed to share a certain percentage of profits derived from sales. As the Company has yet to determine the commercial feasibility of this technology, it has elected to fully impair the value of it. (See Note 9(c)).

In May 2008, a lawsuit was served against the Company as well as certain individuals by Robert Allen Jones in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida seeking rescission of the CST patent. The complaint claims breach of contract among other claims. On March 20, 2009, the Company and Mr. Jones settled the case out of court. Under the terms of the settlement, Mr. Jones granted the Company an unlimited license to utilize the patented technology, and he returned all of his stock in the Company for cancellation. The Company will transfer the patent and all trademarks back to Mr. Jones. On August 26, 2009, pursuant to the terms of a settlement agreement, the Company cancelled 35,162 shares of common stock and 21,097 warrants.

On December 29, 2005, the Company entered into an agreement with Dexion International, Ltd to acquire all rights and interest in its patent application number 5425221.8 for Hypercritical Separation Technology that was filed with the European Patent Office on April 15, 2005. Upon successful testing, the rights, title and interest to the technology are being acquired by us at a cost of $2.5 million and 81,575 shares of common stock. Additionally, pending successful testing of the technology, the Company has agreed to acquire Dexion's HST machine for $500,000 and to establish a research and development facility for the technology. On March 29, 2007, the Company and Dexion International, Ltd. mutually terminated the Agreement.

NOTE 4	NOTES PAYABLE - RELATED PARTIES

During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The note was extended until December 31, 2006. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.25 per share. During the years ended December 31, 2006 and 2005 and the period January 8, 2003 (Inception) to December 31, 2006 the Company recorded financing fees for the beneficial conversion of $0, $70,795, and $85,000, respectively. In March 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer director and shareholder agreed to convert the principal of $87,000 and accrued interest of $17,337 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 45,859 shares of common stock valued at $130,422 ($2.843 per share). The Company recorded a loss on conversion of notes payable of $26,085 (See Note 8).

On December 27, 2005, the Company borrowed $15,000 from a related party. The note is unsecured and is due twelve months from the date of issuance and bears interest at a rate of 10%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $15,000 and accrued interest of $2,026 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 7,483 shares of common stock valued at $21,283 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $4,257 (See Note 8).

On December 28, 2005, a related party loaned the Company $40,000 at a rate of 10% per annum. The principle and interest were due on December 31, 2006 and was unsecured. On September 1, 2006 the related party converted $40,000 of principal and $2,751 of accrued interest into 12,025 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest (See Note 8).

In March 2006 a related party repaid an existing unsecured note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new unsecured note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $20,500 and accrued interest of $3,631 into common stock at a discount of 20% from the current market value of $2.844 on date of conversion. The Company issued a total of 10,606 shares of common stock valued at $30,164 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $6,033 (See Note 8).

In April 2006 the Company borrowed $50,000 from a related party. The note is unsecured and is due December 31, 2006 and bears interest at a rate of 15%. The Company issued the note holder 1,758 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $50,000. The value is being amortized over the term of the note. In December 2006 the term of the loan was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. At December 31, 2006 the Company recorded amortization of $50,000.  In May 2007 the related party agreed to convert the principal of $50,000 and accrued interest of $8,260 into common stock at a discount of 20% from the current market value of $2.844 on date of conversion. The Company issued a total of 25,607 shares of common stock valued at $72,825 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $14,565 (See Note 8).

During the year ended December 31, 2006, officer, director and shareholder loaned the Company an additional $37,250. The balance accrued interest at a rate of 10% per annum, is unsecured, and is due on December 31, 2006. In January 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer, director and shareholder agreed to convert the principal of $37,250 and accrued interest of $3,746 into common stock at a discount of 20% from the current market value of $2.844 on date of conversion. The Company issued a total of 18,020 shares of common stock valued at $51,245 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $10,249 (See Note 8).

During 2006, the Company borrowed $73,700 from a related party. The note is unsecured and is due six months from the dates of issuance and bear interest at a rate of 15%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. During the three months ended March 31, 2007 the Company borrowed an additional $42,000 from the related party, note is unsecured and is due March 31, 2007 and bear interest at a rate of 15%. In April 2007, the Company borrowed $15,000 from a related party. The note is unsecured and is due June 30, 2007 and bears interest at a rate of 15%. In May 2007 the officer, director and shareholder agreed to convert the principal of $130,700 and accrued interest of $8,616 into common stock at a discount of 20% from the current market value of $2.844 on date of conversion. The Company issued a total of 61,786 shares of common stock valued at $176,666 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $35,145 (See Note 8).

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September   30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31 2009 and, 2008 the Company recorded accrued interest of $ 2,360 and $1,460, respectively (See note 8).

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.    In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extend until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $2,743 and $1,738, respectively (See note 8).

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from an officer, director and shareholder of the Company. The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31 2009 and 2008 the Company recorded accrued interest of $2,806 and $1,652, respectively (See note 8).

In October,  2007 the Company borrowed $2,000 from an officer, director and shareholder of the Company. The note is unsecured and is due November 15, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.   In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $662 and $362, respectively (See note 8).

On December 31, 2007 the Company borrowed $3,000 from an officer, director and shareholder of the Company. The note is unsecured and is due March 31, 2008 and bears interest at a rate of 25%. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.   In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $1,502 and $752, respectively (See note 8).

On February 1, 2008, the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 10%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.   In December 2008, the note was extended until June 30, 2009. In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $479 and $229, respectively (See note 8).

On February 23, 2008, the Company borrowed $500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $139 and $64, respectively   (See note 8).

On March 10, 2008, the Company borrowed $2,100 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $570 and $255, respectively (See note 8).

On April 1, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009. In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $131 and $56, respectively (See note 8).

On April 18, 2008 the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $639 and $264 respectively (See note 8).

On May 21, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due August 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $123 and $48, respectively (See note 8).

On June 1, 2008 the Company borrowed $4,000 from a related party. The note is unsecured and is due September 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $950 and $350, respectively (See note 8).

On July 1, 2008 a related party loaned $2,695 to the Company. The note is unsecured, earns an interest rate of 15% and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $607 and $203.  (See note 8).

On August 8, 2008 a related party loaned $5,000 to the Company. The note is unsecured, carries an interest rate of 15%, and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and December 31, 2008 the Company recorded accrued interest of $1,048 and $298, respectively. (See note 8).

On October 15, 2008 a related party loaned $2,500 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $455 and $80, respectively. (See note 8).

On October 19, 2008 a related party loaned $5,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and December 31, 2008 the Company recorded accrued interest of $900 and $150, respectively. (See note 8).

On November 11, 2008 a related party loaned $1,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $166 and $16, respectively. (See note 8).

On January 1, 2009 related party converted an amount owed of $550 to a loan to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $137. (See note 8).

On January 23, 2009, a related party loaned the company $1,000.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $187. (See note 8).

On February 20, 2009, a related party loaned the company $350.   The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 the Company recorded accrued interest of $60. (See note 8).

On March 6, 2009, a related party loaned the company $1,000.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%. In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $164 (See note 8).

On April 1, 2009, a related party loaned the company $3,500.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 15%.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $527. (See note 8).

On April 1 2009, a related party loaned the company $3,500.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 15%. In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $396. (See note 8).

On May 13, 2009, a related party loaned the company $2,500.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%. In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $377. (See note 8).

On August 4, 2009, a related party loaned the company $3,700.  The note is unsecured and is due on December 31, 2009 and bears interest at a rate of 20%. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $302. (See note 8).

On October 13, 2009, a related party loaned the company $275.  The note is unsecured and is due on December 31, 2009 and bears interest at a rate of 20%. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $14. (See note 8).

On November 13, 2009, a related party loaned the company $3,000.  The note is unsecured and is due on December 31, 2009 and bears interest at a rate of 20%. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $151. (See note 8).

NOTE 5	NOTES PAYABLE

In March, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 15%. In August, the note was extended to September 30, 2006 and the Company agreed to issue 100 shares of common stock in consideration for the extension.  In June 2007 the Company repaid the principal of $5,000 and accrued interest of $916. In addition the Company agreed to issue 1,406 share of common stock valued at $4,000 ($2.844 per share) the fair value on the date of issuance as additional fees to cover the default on note.

 In April, 2006 the Company borrowed $25,000 from an individual. The note is unsecured, is due four months from the date of issuance and bears interest at a rate of 10%. The Company issued the note holder, 703 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $25,000. The value is being amortized over the term of the note. At December 31, 2006 the Company recorded a discount on the notes of $0 and amortization of $25,000. The note is currently in default. As of December 31, 2009 and 2008 the Company recorded accrued interest of $9,219 and $6,719, respectively.

In May, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 7%. In June, 2006 the note was extended to October 15, 2006. The note is currently in default. As of and December 31, 2009 and 2008 the Company recorded accrued interest of $1,283 and $933, respectively.

In November 2007 the Company borrowed $20,000 from an investment company. The note is unsecured, is due November 13, 2008, and bears interest at a rate of 10%.  The note is currently in default.  As of and December 31, 2009 and 2008 the Company recorded accrued interest of $4,268 and $2,268, respectively.

NOTE 6	JOINT VENTURE

On August 15, 2005, the Company agreed to enter into an agreement with the Citrus Products of Belize Limited (“CPBL”). Pursuant to the Agreement, the Company and CPBL were to form a joint venture named BTX Citrus Belize, Ltd. (“BTXC”) for the purpose of building a plant in Belize for waste peel processing. Pursuant to the terms of the Agreement, the Company will own 65% and CPBL will own 35% of the joint venture company. As of December 31, 2009 the joint venture has not been formed.

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

(A) Common Stock Issued to Founders

During January 2003 the Company issued 221,654 shares of common stock to founders for a capital contribution of $2,000 ($.00903 per share).

In August 2006 one of the founders returned 703 shares of common stock with a value of $1,000. The Company retired the share of common stock in August 2006.

(B) Common Stock Issued for Cash

In 2005, the Company sold a total of 43,812 shares of common stock to 22 individuals for cash of $623,000 ($14.225 per share).

In 2006, the Company sold a total of 563 shares of common stock to an individual for cash of $10,000 ($17.762 per share).

(C) Common Stock Issued for Services

In December 2005 the Company issued 2,110 shares of common stock with a fair market value of $30,000 for legal services ($14.225 per share).

In March 2006 the Company issued 6,329 shares of common stock valued at $153,000 for investor relations. The term of the agreement is from June 1, 2006 to June 1, 2007. As of March 31, 2006 the Company has recorded the value of these shares as deferred compensation and will amortize them over the term of the agreement ($24.174 per share).

In June 2006 the Company issued 7,032 shares of common stock with a fair market value of $15,000 for consulting services ($21.337 per share).

In March 2007 the Company issued 14,065 shares of common stock with a fair market value of $150,000 for consulting services ($10.664 per share).

(D) Common Stock Issued for Financing Fees

In December 2005 the Company issued 703 shares of common stock with a fair market value of $10,000 ($14.225 per share) for financing fees in relation to a note payable (See Note 4).

In April 2006 the Company issued 703 shares of common stock with a fair market value of $25,000 ($35.562 per share) for financing fees in relation to a note payable (See Note 5).

In April 2006, the Company issued a related party 1,759 shares of common stock with a fair market value of $50,000 ($28.441 per share) for financing fees in relation to a note payable (See Note 4).

In September 2006, the Company issued 70 shares of common stock with a fair market value of $3,500 ($50.00 per share) for financing fees in relation to a note payable (See Note 5).

(E) Common Stock Issued for Notes Payable

During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The note was extended until December 31, 2006. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.3555 per share. During the years ended December 31, 2006 and 2005 and the period January 8, 2003 (Inception) to December 31, 2006 the Company recorded financing fees for the beneficial conversion of $0, $70,795, and $85,000, respectively. In March 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer director and shareholder agreed to convert the principal of $87,000 and accrued interest of $17,337 into common stock at a discount of 20% from the current market value of $2.844 on date of conversion. The Company issued a total of 45,859 shares of common stock valued at $130,422 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $26,085 (See Note 8).

On December 27, 2005, the Company borrowed $15,000 from a related party. The note is unsecured and is due twelve months from the date of issuance and bears interest at a rate of 10%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $15,000 and accrued interest of $2,026 into common stock at a discount of 20% from the current market value of $2.844 on date of conversion. The Company issued a total of 7,483 shares of common stock valued at $21,283 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $4,257 (See Note 8).

On December 28, 2005, a related party loaned the Company $40,000 at a rate of 10% per annum. The principle and interest were due on December 31, 2006 and was unsecured. On September 1, 2006 the related party converted $40,000 of principal and $2,751 of accrued interest into 12,025 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest (See Note 8).

In March 2006 a related party repaid an existing unsecured note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new unsecured note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $20,500 and accrued interest of $3,631 into common stock at a discount of 20% from the current market value of $.2.844 on date of conversion. The Company issued a total of 10,606 shares of common stock valued at $30,164 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $6,033 (See Note 8).

In April 2006 the Company borrowed $50,000 from a related party. The note is unsecured and is due December 31, 2006 and bears interest at a rate of 15%. The Company issued the note holder 1,748 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $50,000. The value is being amortized over the term of the note. In December 2006 the term of the loan was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. At December 31, 2006 the Company recorded amortization of $50,000.  In May 2007 the related party agreed to convert the principal of $50,000 and accrued interest of $8,260 into common stock at a discount of 20% from the current market value of $2.844 on date of conversion. The Company issued a total of 26,606 shares of common stock valued at $72,825 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $14,565 (See Note 8).

During the year ended December 31, 2006, officer, director and shareholder loaned the Company an additional $37,250. The balance accrued interest at a rate of 10% per annum, is unsecured, and is due on December 31, 2006. In January 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer, director and shareholder agreed to convert the principal of $37,250 and accrued interest of $3,746 into common stock at a discount of 20% from the current market value of $2.844 on date of conversion. The Company issued a total of 18,019 shares of common stock valued at $51,245 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $10,249 (See Note 8).

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

In April 2007, the Company borrowed $15,000 from a related party. The note is unsecured and is due June 30, 2007 and bears interest at a rate of 15%. In May 2007 the officer, director and shareholder agreed to convert the principal of $130,700 and accrued interest of $8,616 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 61,786 shares of common stock valued at $176,666 ($2.8593 per share). The Company recorded a loss on conversion of notes payable of $35,145 (See Note 8).

In March, 2006 the Company borrowed $5,000 from an individual. The note is unsecured, is due June 1, 2006, and bears interest at a rate of 15%. In August, the note was extended to September 30, 2006 and the Company agreed to issue 70 shares of common stock in consideration for the extension.  In June 2007 the Company repaid the principal of $5,000 and accrued interest of $916. In addition the Company agreed to issue 1,406 share of common stock valued at $4,000 ($2.845 per share) the fair value on the date of issuance as additional fees to cover the default on note.

(F) Common Stock Issued for Technology

The Company issued 35,162 shares of common stock with a fair value of $500,000 ($14,22 per share) and 21,097 warrants during 2005, at an exercise price of $71.11 per share for the purchase of intellectual technology. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility1%, risk-free interest rate of 4.25%, and expected warrant life of one year. The value was immaterial at the grant date.  Pursuant to the terms of a settlement agreement, the Company cancelled 35,162 shares of common stock and 21,097 warrants.

(G) Capital Contribution

In December, 2005 the Company's CEO elected to forgo $880 of amounts owed to him for management fees. This amount has been recorded as in-kind contribution of services at December 31, 2005.

(H) Reverse Mergers

On June 9, 2005, pursuant to the Stock Purchase Agreement and Share Exchange, the Company issued a total of 39,733 shares of the Company's common stock to the shareholders of Capital Ventures I.

On December 30, 2005 pursuant to the Stock Purchase Agreement and Share Exchange, the Company issued a total of 2,327,806 shares of the Company's common stock to the shareholders of BioTex Holdings, Inc. simultaneous with the Stock Purchase Agreement and Share Exchange, the Company purchased and retired a total of 2,213,432 shares of its common stock for $50,000 from a former shareholder of BTX Holdings, Inc.

(I) Shares in Escrow

During 2005, 81,575 shares of common stock were issued into escrow pending the acceptance of the Agreement between the Company and Dexion International Ltd. to acquire the right to Hypercritical Separation Technology. On March 29, 2007 the Company and Dexion mutually terminated the Agreement and the shares being held in escrow were cancelled.

During 2005, 21,097 shares of common stock and 7,032 warrants with an exercise price of $355.50 were issued into escrow pending the acceptance of the Agreement between the Company and Bio Reduction Technology, LLC to acquire the license to their Bio Reduction Technology. As of February 22, 2007 the Company has not completed the transaction with Bio Reduction Technology, LLC and the shares in escrow were cancelled pending delivery of a working prototype.

During 2005, the Company issued 7,032 shares of common stock for  a finder's fee which were put into escrow pending the acceptance of the Agreement between the Company and Dexion International Ltd. to acquire the Hyper Critical Separation Technology. On March 29, 2006, the Company and Dexion mutually terminated the Agreement and the shares being held in escrow were cancelled.

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

On February 3, 2010, the Company's stockholders approved a 1 for 1.422 reverse stock split for its common stock. As a result, stockholders of record at the close of business on March 19 2010, received one share of common stock for every 1.422 shares held. Common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

(L) Shares Issued in Settlement of Salary

During December 2005, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company for a term of five years at an annual minimum salary of $150,000. In May 2007 the President and Chief Executive Officer of the Company agreed to convert the principal of $190,917 into common stock at a discount of 20% from the current market value of $2.829 on date of conversion. The Company issued a total of 84,338 shares of common stock valued at $238,646 ($2.8298 per share). The Company recorded additional compensation expense on the conversion of the accrued salary of $47,729.

NOTE 8	RELATED PARTY TRANSACTIONS

During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The note was extended until December 31, 2006. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.25 per share. During the years ended December 31, 2006 and 2005 and the period January 8, 2003 (Inception) to December 31, 2006 the Company recorded financing fees for the beneficial conversion of $0, $70,795, and $85,000, respectively. In March 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer director and shareholder agreed to convert the principal of $87,000 and accrued interest of $17,337 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 45,859 shares of common stock valued at $130,422 ($2.843 per share). The Company recorded a loss on conversion of notes payable of $26,085.

On December 27, 2005, the Company borrowed $15,000 from a related party. The note is unsecured and is due twelve months from the date of issuance and bears interest at a rate of 10%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $15,000 and accrued interest of $2,026 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 7,483 shares of common stock valued at $21,283 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $4,257.

On December 28, 2005, a related party loaned the Company $40,000 at a rate of 10% per annum. The principle and interest were due on December 31, 2006 and was unsecured. On September 1, 2006 the related party converted $40,000 of principal and $2,751 of accrued interest into 12,025 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest.

In March 2006 a related party repaid an existing unsecured note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new unsecured note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $20,500 and accrued interest of $3,631 into common stock at a discount of 20% from the current market value of $2.844 on date of conversion. The Company issued a total of 10,606 shares of common stock valued at $30,164 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $6,033.

In April 2006 the Company borrowed $50,000 from a related party. The note is unsecured and is due December 31, 2006 and bears interest at a rate of 15%. The Company issued the note holder 1,758 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $50,000. The value is being amortized over the term of the note. In December 2006 the term of the loan was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. At December 31, 2006 the Company recorded amortization of $50,000.  In May 2007 the related party agreed to convert the principal of $50,000 and accrued interest of $8,260 into common stock at a discount of 20% from the current market value of $2.844 on date of conversion. The Company issued a total of 25,607 shares of common stock valued at $72,825 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $14,565.

During the year ended December 31, 2006, officer, director and shareholder loaned the Company an additional $37,250. The balance accrued interest at a rate of 10% per annum, is unsecured, and is due on December 31, 2006. In January 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer, director and shareholder agreed to convert the principal of $37,250 and accrued interest of $3,746 into common stock at a discount of 20% from the current market value of $2.844 on date of conversion. The Company issued a total of 18,020 shares of common stock valued at $51,245 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $10,249.

During 2006, the Company borrowed $73,700 from a related party. The note is unsecured and is due six months from the dates of issuance and bear interest at a rate of 15%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. During the three months ended March 31, 2007 the Company borrowed an additional $42,000 from the related party, note is unsecured and is due March 31, 2007 and bear interest at a rate of 15%. In April 2007, the Company borrowed $15,000 from a related party. The note is unsecured and is due June 30, 2007 and bears interest at a rate of 15%. In May 2007 the officer, director and shareholder agreed to convert the principal of $130,700 and accrued interest of $8,616 into common stock at a discount of 20% from the current market value of $2.844 on date of conversion. The Company issued a total of 61,786 shares of common stock valued at $176,666 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $35,145.

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September   30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31 2009 and, 2008 the Company recorded accrued interest of $ 2,360 and $1,460, respectively.

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.    In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and  2008 the Company recorded accrued interest of $2,743 and $1,738, respectively.

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from an officer, director and shareholder of the Company. The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31 2009 and 2008 the Company recorded accrued interest of $2,806 and $1,652, respectively.

In October  2007 the Company borrowed $2,000 from an officer, director and shareholder of the Company. The note is unsecured and is due November 15, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.   In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $662 and $362, respectively.

On December 31, 2007 the Company borrowed $3,000 from an officer, director and shareholder of the Company. The note is unsecured and is due March 31, 2008 and bears interest at a rate of 25%. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $1,502 and $752, respectively.

On February 1, 2008, the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 10%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.   In December 2008, the note was extended until June 30, 2009. In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $479 and $229, respectively.

On February 23, 2008, the Company borrowed $500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $139 and $64, respectively.

On March 10, 2008, the Company borrowed $2,100 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $570 and $255, respectively.

On April 1, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009. In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $131 and $56, respectively.

On April 18, 2008 the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $639 and $264 respectively.

On May 21, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due August 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $123 and $48, respectively.

On June 1, 2008 the Company borrowed $4,000 from a related party. The note is unsecured and is due September 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $950 and $350, respectively.

On July 1, 2008 a related party loaned $2,695 to the Company. The note is unsecured, earns an interest rate of 15% and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $607 and $203.

On August 8, 2008 a related party loaned $5,000 to the Company. The note is unsecured, carries an interest rate of 15%, and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and December 31, 2008 the Company recorded accrued interest of $1,048 and $298, respectively.

On October 15, 2008 a related party loaned $2,500 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $455 and $80, respectively.

On October 19, 2008 a related party loaned $5,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and December 31, 2008 the Company recorded accrued interest of $900 and $150, respectively.

On November 11, 2008 a related party loaned $1,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $166 and $16, respectively.

On January 1, 2009 related party converted an amount owed of $550 to a loan to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $137.

On January 23, 2009, a related party loaned the company $1,000.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $187.

On February 20, 2009, a related party loaned the company $350.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 the Company recorded accrued interest of $60.

On March 6, 2009, a related party loaned the company $1,000.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%. In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $164.

On April 1, 2009, a related party loaned the company $3,500.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 15%.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $527.

On April 1 2009, a related party loaned the company $3,500.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 15%. In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $396.

On May 13, 2009, a related party loaned the company $2,500.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%. In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $377.

On August 4, 2009, a related party loaned the company $3,700.  The note is unsecured and is due on December 31, 2009  and bears interest at a rate of 20%. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $302.

On October 13, 2009, a related party loaned the company $275.  The note is unsecured and is due on December 31, 2009 and bears interest at a rate of 20%. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $14.

On November 13, 2009, a related party loaned the company $3,000.  The note is unsecured and is due on December 31, 2009 and bears interest at a rate of 20%. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $151.

NOTE 9	COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

During December 2005, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company for a term of five years at an annual minimum salary of $150,000. In May 2007 the President and Chief Executive Officer of the Company agreed to convert the principal of $190,917 into common stock at a discount of 20% from the current market value of $2.8298 on date of conversion. The Company issued a total of 84,334 shares of common stock valued at $238,646 ($2.8298 per share). The Company recorded additional compensation expense on the conversion of the accrued salary of $47,729. As of December 31, 2009 and December 31, 2008 the President and Chief Executive Officer of the Company is owed accrued salary of $384,669 and $234,669, respectively.

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

The Company has agreed to issue the following common stock options:

Options to purchase 14,065 shares of the Company's common stock at an exercise price of $35.55 expiring in 2015.

Options to purchase 14,065 shares of the Company's common stock at an exercise price of $53.33 expiring in 2015.

Options to purchase 14,065 shares of the Company's common stock at an exercise price of $71.10 expiring in 2015.

Options to purchase 14,065 shares of the Company's common stock at an exercise price of $106.25 expiring in 2015.

Options to purchase 14,065 shares of the Company's common stock at an exercise price of $142.20 expiring in 2015.

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

In May 2008, a lawsuit was served against the Company as well as certain individuals by Robert Allen Jones in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida seeking rescission of the CST patent. The complaint claims breach of contract among other claims. On March 20, 2009, the Company and Mr. Jones settled the case out of court. Under the terms of the settlement, Mr. Jones granted the Company an unlimited license to utilize the patented technology, and he returned all of his stock in the Company for cancellation. The Company will transfer the patent and all trademarks back to Mr. Jones. In May 2008, a lawsuit was served against the Company as well as certain individuals by Robert Allen Jones in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida seeking rescission of the CST patent. The complaint claims breach of contract among other claims.  On August 26, 2009, pursuant to the terms of a settlement agreement, the Company cancelled 35,162 shares of common stock and 21,097 warrants.

NOTE 10	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $3,142,546 from inception, a stockholders' deficiency of $731,402, a working capital deficiency of $731,402 and used cash in operations from inception of $1,073,117 from inception. In addition, the Company has $50,000 in notes payable that are currently in default. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 11	SUBSEQUENT EVENTS

On January 29, 2010, the Company entered into a Stock Purchase Agreement with Rebornne New Zealand Ltd., pursuant to which, the Company effectuated a 1-for-1.422 reverse stock split (pro-rata decrease) of its issued and outstanding shares of Common Stock; changed the name of the Company to Rebornne (USA), Inc.; spun-off and sold the Company’s wholly owned subsidiary, BioTex Corp to Scott Silverman, the President of the Company, in exchange for (i) the forgiveness of accrued salary of $397,169 owed to him as of January 29, 2010, (ii) the return and cancellation of his outstanding stock options and (iii) the cancellation of his Employment Agreement. The Majority Stockholders approved the above mentioned actions on February 2, 2010.

On February 11, 2010, a related party loaned the Company $700.00.  The note is unsecured and is due on June 30, 2010 and bears interest at a rate of 20%

On February 26, 2010, a related party loaned the Company $250.00.  The note is unsecured and is due on June 30, 2010 and bears interest at a rate of 20%

On March 17, 2010, a related party loaned the Company $950.00.  The note is unsecured and is due on June 30, 2010 and bears interest at a rate of 20%.

On March 19, 2010, pursuant to a Stock Purchase Agreement entered into by the Company and Rebornne New Zealand, Ltd. on January 29, 2010, the Company issued 750,000 post-split shares (approximately 51%) for $0.32 per share for an aggregate purchase price of $228,000.  The transaction will be accounted for as a purchase by Rebornne New Zealand Ltd of Rebornne (USA) Inc.

The Company evaluated subsequent events through April 5, 2010, the date the consolidated financial statements were issued and concluded there are no other material subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name, age, and position of our executive officers and sole director. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION
Dairy Global	41	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board of Directors

DAIRY GLOBAL, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board of Directors. Mr. Global have over 20 years experience in international trade, manufacturing and engineering.  Mr. Global graduated from Beijing University of Aeronautics and Astronautics majoring in Engineering in 1990. He have a proven track record in senior management, covering change management, business planning and strategic direction, day-to-day management, general management, supply chain management, manufacturing, operations and logistics, retail, sales and marketing, human resources and finance and administration.

He began his career for Hainan Airline as a Aircraft-electric engineer , by being selected to Boeing Inc, USA for his working performance and was granted the graduation diploma by Boeing, Inc, USA in Seattle, USA. In 2001, Mr Global founded Rebornne New Zealand Limited after running several companies which build up with extensive national and international experience including food & beverage, energy, engineering, industrial plant and equipment services. In 2006, Rebornne New Zealand Limited established Rebornne China Dairy Factory in southern China to meet the increasing market demands in China. Rebornne also established Dongying Dairy Factory in northern China later on.

We currently do not have employment agreement with our sole officer and director.

Committees and Meetings

We do not have a standing audit committee of the Board of Directors.  Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so.  We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 407(d) of Regulation S-K is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Family Relationships

There are no family relationships between our director and executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our sole director and officer has not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” our sole director and officer has not been involved in any transactions with us or any of our affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, no reports required to be filed were timely filed in fiscal year ended December 31, 2009.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers during the years ended December 31, 2009, and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Scott Silverman (1)	2009	$150,000	0	0	0	0	0	0	$150,000
Former President, CEO & CFO	2008	$150,000	0	0	0	0	0	0	$150,000

Dairy Global President, CEO, CFO & Chairman	2009	$-	-	-	-	-	-	-	$-

(1) In connection with the change of control transaction, Scott J. Silverman resigned from the Board of Directors effective April 2, 2010, which is ten (10) days following the filing and mailing of the Schedule 14f-1 as promulgated by the Securities Exchange Act of 1934. On March 22, 2010, Mr. Silverman resigned from all his positions as officer of the Company effectively immediately. Dairy Global was appointed as the sole officer of the Company effectively immediately and appointed as the sole director effective April 12, 2010.

Employment Agreements

We currently do not have employment agreement with our sole officer and director.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of more than 5% of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

As of the date of filing, we have 1,469,844 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Dairy Global (4)	750,000	51%
All Executive Officers and Directors as a group (1 person)	750,000	51%

(1)
Unless otherwise indicated, the persons or entities identified herein have sole voting and investment power with respect to the shares shown as beneficially held by them, subject to community property laws where applicable.

(2)	The address is c/o Rebornne New Zealand Limited, Level 23, 120 Albert Street, Auckland City, Auckland, New Zealand Postal Code: 1010.

(3)
Applicable percentage of ownership is based on 1,469,844 shares of common stock issued and outstanding after the transaction contemplated by the Purchase Agreement. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Act of 1934 and generally includes voting or investment power with respect to such securities. Common stock subject to securities exercisable for or convertible into common stock that are currently exercisable or exercisable within sixty (60) days are deemed to be beneficially owned by the person holding such options, warrants, rights, conversion privileges or similar obligations, for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(4)	All 750,000 shares were issued to Mr. Global pursuant to the Purchase Agreement at the closing.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to an officer, director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The note was extended until December 31, 2006. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.25 per share. During the years ended December 31, 2006 and 2005 and the period January 8, 2003 (Inception) to December 31, 2006 the Company recorded financing fees for the beneficial conversion of $0, $70,795, and $85,000, respectively. In March 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer director and shareholder agreed to convert the principal of $87,000 and accrued interest of $17,337 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 45,859 shares of common stock valued at $130,422 ($2.843 per share). The Company recorded a loss on conversion of notes payable of $26,085.

On December 27, 2005, the Company borrowed $15,000 from a related party. The note is unsecured and is due twelve months from the date of issuance and bears interest at a rate of 10%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $15,000 and accrued interest of $2,026 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 7,483 shares of common stock valued at $21,283 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $4,257.

On December 28, 2005, a related party loaned the Company $40,000 at a rate of 10% per annum. The principle and interest were due on December 31, 2006 and was unsecured. On September 1, 2006 the related party converted $40,000 of principal and $2,751 of accrued interest into 12,025 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest.

In March 2006 a related party repaid an existing unsecured note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new unsecured note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 the related party agreed to convert the principal of $20,500 and accrued interest of $3,631 into common stock at a discount of 20% from the current market value of $2.844 on date of conversion. The Company issued a total of 10,606 shares of common stock valued at $30,164 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $6,033.

In April 2006 the Company borrowed $50,000 from a related party. The note is unsecured and is due December 31, 2006 and bears interest at a rate of 15%. The Company issued the note holder 1,758 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $50,000. The value is being amortized over the term of the note. In December 2006 the term of the loan was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. At December 31, 2006 the Company recorded amortization of $50,000.  In May 2007 the related party agreed to convert the principal of $50,000 and accrued interest of $8,260 into common stock at a discount of 20% from the current market value of $2.844 on date of conversion. The Company issued a total of 25,607 shares of common stock valued at $72,825 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $14,565.

During the year ended December 31, 2006, officer, director and shareholder loaned the Company an additional $37,250. The balance accrued interest at a rate of 10% per annum, is unsecured, and is due on December 31, 2006. In January 2007 the officer, director and shareholder extended the maturity date to March 31, 2007. In May 2007 the officer, director and shareholder agreed to convert the principal of $37,250 and accrued interest of $3,746 into common stock at a discount of 20% from the current market value of $2.844 on date of conversion. The Company issued a total of 18,020 shares of common stock valued at $51,245 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $10,249.

During 2006, the Company borrowed $73,700 from a related party. The note is unsecured and is due six months from the dates of issuance and bear interest at a rate of 15%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. During the three months ended March 31, 2007 the Company borrowed an additional $42,000 from the related party, note is unsecured and is due March 31, 2007 and bear interest at a rate of 15%. In April 2007, the Company borrowed $15,000 from a related party. The note is unsecured and is due June 30, 2007 and bears interest at a rate of 15%. In May 2007 the officer, director and shareholder agreed to convert the principal of $130,700 and accrued interest of $8,616 into common stock at a discount of 20% from the current market value of $2.844 on date of conversion. The Company issued a total of 61,786 shares of common stock valued at $176,666 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $35,145.

On May 18, 2007, the Company borrowed $6,000 from a related party. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September   30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31 2009 and, 2008 the Company recorded accrued interest of $ 2,360 and $1,460, respectively.

On June 5, 2007 the Company borrowed $6,500 from an officer, director and shareholder of the Company. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.    In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and  2008 the Company recorded accrued interest of $2,743 and $1,738, respectively.

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from an officer, director and shareholder of the Company. The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31 2009 and 2008 the Company recorded accrued interest of $2,806 and $1,652, respectively.

In October  2007 the Company borrowed $2,000 from an officer, director and shareholder of the Company. The note is unsecured and is due November 15, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.   In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $662 and $362, respectively.

On December 31, 2007 the Company borrowed $3,000 from an officer, director and shareholder of the Company. The note is unsecured and is due March 31, 2008 and bears interest at a rate of 25%. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $1,502 and $752, respectively.

On February 1, 2008, the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 10%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.   In December 2008, the note was extended until June 30, 2009. In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $479 and $229, respectively.

On February 23, 2008, the Company borrowed $500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $139 and $64, respectively.

On March 10, 2008, the Company borrowed $2,100 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $570 and $255, respectively.

On April 1, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009. In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $131 and $56, respectively.

On April 18, 2008 the Company borrowed $2,500 from a related party. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $639 and $264 respectively.

On May 21, 2008 the Company borrowed $500 from an officer and director of the Company. The note is unsecured and is due August 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $123 and $48, respectively.

On June 1, 2008 the Company borrowed $4,000 from a related party. The note is unsecured and is due September 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $950 and $350, respectively.

On July 1, 2008 a related party loaned $2,695 to the Company. The note is unsecured, earns an interest rate of 15% and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $607 and $203.

On August 8, 2008 a related party loaned $5,000 to the Company. The note is unsecured, carries an interest rate of 15%, and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and December 31, 2008 the Company recorded accrued interest of $1,048 and $298, respectively.

On October 15, 2008 a related party loaned $2,500 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $455 and $80, respectively.

On October 19, 2008 a related party loaned $5,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and December 31, 2008 the Company recorded accrued interest of $900 and $150, respectively.

On November 11, 2008 a related party loaned $1,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $166 and $16, respectively.

On January 1, 2009 related party converted an amount owed of $550 to a loan to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $137.

On January 23, 2009, a related party loaned the company $1,000.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $187.

On February 20, 2009, a related party loaned the company $350.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 the Company recorded accrued interest of $60.

On March 6, 2009, a related party loaned the company $1,000.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%. In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $164.

On April 1, 2009, a related party loaned the company $3,500.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 15%.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $527.

On April 1 2009, a related party loaned the company $3,500.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 15%. In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $396.

On May 13, 2009, a related party loaned the company $2,500.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%. In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $377.

On August 4, 2009, a related party loaned the company $3,700.  The note is unsecured and is due on December 31, 2009  and bears interest at a rate of 20%. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $302.

On October 13, 2009, a related party loaned the company $275.  The note is unsecured and is due on December 31, 2009 and bears interest at a rate of 20%. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $14.

On November 13, 2009, a related party loaned the company $3,000.  The note is unsecured and is due on December 31, 2009 and bears interest at a rate of 20%. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $151.

On February 11, 2010, a related party loaned the Company $700.00.  The note is unsecured and is due on June 30, 2010 and bears interest at a rate of 20%

On February 26, 2010, a related party loaned the Company $250.00.  The note is unsecured and is due on June 30, 2010 and bears interest at a rate of 20%

On March 17, 2010, a related party loaned the Company $950.00.  The note is unsecured and is due on June 30, 2010 and bears interest at a rate of 20%.

Other than stated above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;

(B)	Any proposed nominee for election as our director;

(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our ordinary shares; or

(D)
Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees paid for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $14,329 for the fiscal year ended December 31, 2008 and $8,201 for the fiscal year ended December 31, 2009.

(2) Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

(3) Tax Fees

There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) All Other Fees

There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

(5) Pre-Approval Policies and Procedures

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the Company’s the board of directors acting as the audit committee.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

14.1	Code of Ethics(1)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1) Incorporated herein by reference to the Form 10-K filed on April 15, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REBORNNE (USA) INC f/k/a BTX Holdings, Inc.

Date: April 12, 2009	By:	/s/ Dairy Global
Dairy Global
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ Dairy Global	Chairman of the Board of Directors, CEO, CFO, Controller and
	Diary Global	Principal Accounting Officer	April 12, 2009