Form 10-Q
period 2010-03-31
Rebornne (USA), Inc.
filed 2010-05-18
CIK 1268238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

REBORNNE (USA) INC. (f/k/a BTX Holdings, Inc.)
(Exact name of registrant as specified in the Charter)

Florida	333-110324	90-0515106
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Level 23, 120 Albert Street, Auckland City, Aukland, New Zealand 1010
(Address of Principal Executive Offices) (Zip Code)

(+0064) 9-909-8886
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
Yes ☒         No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 17, 2010:  1,463,003 shares of common stock.

REBORNNE (USA), INC. (f/k/a BTX Holdings, Inc.)
FORM 10-Q

March 31, 2010

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

REBORNNE (USA) INC. (F/K/A/BTX HOLDINGS, INC.) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2010	2009
CURRENT ASSETS	(Unaudited)

Cash	$-	$352
TOTAL CURRENT ASSETS	-	352

Property and Equipment, net	-	-

TOTAL ASSETS	$-	$352

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$14,300	$140,539
Accrued payroll	-	434,130
Accrued interest	-	33,715
Notes payable- related parties	-	73,370
Notes payable	-	50,000

TOTAL CURRENT LIABILITIES	14,300	731,754

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,463,003 and 713,003 shares issued and outstanding, respectively	1,463	713
Additional paid in capital	2,649,681	2,410,431
Accumulated deficit during development stage	(2,665,444)	(3,142,546)
Total Stockholders’ Deficiency	(14,300)	(731,402)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$352

See accompanying notes to financial statements

REBORNNE (USA) INC. (F/K/A/BTX HOLDINGS, INC.) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended March 31,		For The Period From January 8, 2003
	2010	2009	(Inception) to March 31, 2010
OPERATING EXPENSE
Consulting fees	$-	$-	$364,403
Management fees - related party	-	-	84,000
Professional fees	21,175	6,645	391,419
Research and development	-	-	168,618
Impairment of technology	-	-	500,000
Salaries	12,500	37,500	767,667
General and administrative	1,341	496	417,620
Total Operating Expense	35,016	44,641	2,693,727

LOSS FROM OPERATIONS	(35,016)	(44,641)	(2,693,727)

OTHER EXPENSE:
Interest Expense	-	(3,779)	(84,026)
Loss on conversion of notes payable	-	-	(97,277)
Financing fees	-		(302,532)
Gain on settlement of debt	3,313	-	3,313
Gain on sale of subsidiary	508,805	-	508,805
Total Other Income / (Expense)	512,118	(3,779)	28,283

INCOME / (LOSS) BEFORE PROVISION FOR INCOME TAXES	477,102	(48,420)	(2,665,444)

Provision for Income Taxes	-	-	-

NET INCOME / (LOSS)	$477,102	$(48,420)	$(2,665,444)

Net profit / (loss) per share - basic and diluted	$0.59	$(0.06)

Weighted average number of shares outstanding during the period - basic and diluted	805,850	747,970

See accompanying notes to financial statements.

 REBORNNE (USA) INC. (F/K/A/BTX HOLDINGS, INC.) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO MARCH 31, 2010
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

BALANCE, JANUARY 8, 2003 (Inception)	-	$-		$	$	$-	$-	$-

Issuance of founders stock	-	-	221,654	221	1,779	-	-	2,000

Net loss, 2003	-	-	-	-	-	-	-	-

BALANCE, DECEMBER 31, 2004	-	-	221,654	221	1,779	-	-	2,000

Beneficial conversion on convertible debt	-	-	-	-	85,000	-	-	85,000

Net loss, 2004	-	-	-	-	-	-	(102,668)	(102,668)

BALANCE, December 31, 2004	-	-	221,654	221	86,779	-	(102,668)	(15,668)

Sale of common stock for cash	-	-	43,812	44	622,956	-	-	623,000

Stock issued to acquire technology	-	-	35,162	35	499,965	-	-	500,000

Common stock issued for reverse merger	-	-	39,733	40	(40)	-	-	-

Common stock issued for reverse merger	-	-	2,327,806	2,328	(2,328)	-	-	-

Repurchase and cancellation of common stock	-	-	(2,213,432)	(2,213)	(47,787)	-	-	(50,000)

Common stock issued for financing fees on note payable	-	-	703	1	9,999	-	-	10,000

In-kind contribution of management services	-	-	-	-	880	-	-	880

Common stock issued for legal services	-	-	2,110	2	29,998	-	-	30,000

Net loss, 2005	-	-	-	-	-	-	(1,250,794)	(1,250,794)

BALANCE, December 31, 2005	-	-	457,547	457	1,200,423	-	(1,353,462)	(152,582)

REBORNNE (USA) INC. (F/K/A/BTX HOLDINGS, INC.) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JANUARY 8, 2003 (INCEPTION) TO MARCH 31, 2010
Continued

Sale of common stock			563	1	9,999	-	0	10,000

Common stock issued for services	-	-	7,032	7	167,993	(153,000)	-	15,000

Common stock issued for financing fees on note payable	-	-	2,532	3	78,497	-	-	78,500

Conversion on notes payable and accrued interest	-	-	12,026	12	78,502	-	-	78,514

Retirement of common stock	-	-	(703)	(1)	1	-	-	-

Amortization of deferred compensation	-	-	-	-	-	89,704	-	89,704

Net Loss, 2006	-	-	-	-	-	-	(741,177)	(741,177)

Balance December 31, 2006	-	-	478,996	479	1,535,415	(63,296)	(2,094,639)	(622,041)

Common stock issued for services	-	-	14,065	14	149,986	-	-	150,000

Conversion on notes payable and accrued interest	-	-	169,360	169	482,435	-	-	482,604

Conversion of accrued payroll	-	-	84,338	84	238,561	-	-	238,646

Common stock issued for financing fees	-	-	1,406	1	3,999	-	-	4,000

Amortization of deferred compensation	-	-	-	-	-	63,296	-	63,296

Net Loss, 2007	-	-	-	-	-	-	(632,644)	(632,644)

Balance December 31, 2007	-	-	748,165	748	2,410,396	-	(2,727,283)	(316,139)

Net Loss, for the year ended December 31, 2008	-	-				-	(228,048)	(228,048)

Balance, December 31, 2008	-	-	748,165	748	2,410,396	-	$(2,955,331)	$(544,187)

Cancellation of common stock	-	-	(35,162)	(35)	35	-	-	-

Net Loss, for the year ended December 31, 2009	-	-	-	-	-	-	(187,215)	(187,215)

Balance, December 31, 2009	-	-	713,003	713	2,410,431	-	$(3,142,546)	$(731,402)

Sale of common stock	-	-	750,000	750	239,250	-	-	240,000

Net income, for three months ended March 31, 2010	-	-	-	-	-	-	477,102	477,102

	-	$-	1,463,003	$1,463	$2,649,681	$-	$(2,665,444)	$(14,300)

See accompanying notes to  financial statements.

REBORNNE (USA) INC. (F/K/A/BTX HOLDINGS, INC.) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For The Period From
	For the Three Months Ended March 31,		January 8, 2003
			(Inception) to
	2010	2009	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (loss)	$477,102	$(48,420)	$(2,665,444)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Common stock issued for services	-	-	555,898
Common stock issued for financing fees	-	-	7,500
Beneficial conversion expenses	-	-	35,763
Loss on conversion of notes payable - related party	-	-	96,322
Depreciation expense		157	15,351
Impairment of technology	-	-	500,000
In-kind contribution of services	-	-	880
Gain on sale of subsidiary	(508,805)		(508,804)
Changes in operating assets and liabilities:

(Increase) / Decrease in Accrued payroll	12,500	37,500	647,378
Accrued interest	-	3,351	83,645
Accounts payable	(39,839)	5,039	99,352
Net Cash Used In Operating Activities	(59,042)	(2,373)	(1,132,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash held by subsidiary upon sale	(181,310)	-	(181,310)
Purchase of property and equipment	-	-	(15,351)
Net Cash Used In Investing Activities	(181,310)	-	(196,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	-	-	(40,000)
Proceeds from notes payable related party	-	2,350	453,820
Proceeds from notes payable	-	-	90,000
Repurchase and retirement or treasury stock	-	-	(50,000)
Proceeds from issuance of common stock	240,000	-	875,000
Net Cash Provided By Financing Activities	240,000	2,350	1,328,820

NET DECREASE IN CASH	(352)	(23)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	352	53	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$30	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$500
Conversion of convrtible debt and accrued interest to common stock	$-	$-	$428,933
Conversion of accrued salary to common stock	$-	$-	$200,748

See accompanying notes to financial statements.

REBORNNE (USA) INC. (F/K/A/BTX HOLDINGS, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization

REBORNNE (USA) INC. (F/K/A/BTX HOLDINGS, INC.) was incorporated under the laws of the State of Florida on April 24, 2003.

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

Pursuant to a share purchase agreement, dated December 30, 2005, BioTex Corporation, consummated an agreement with REBORNNE (USA) INC. (F/K/A/BTX HOLDINGS, INC.), pursuant to which BioTex Corporation, exchanged all of its 180,551 then issued and outstanding shares of common stock for 180,551 shares or approximately 89% of the common stock of REBORNNE (USA) INC. (F/K/A/BTX HOLDINGS, INC.). This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, BioTex Corporation, is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of BioTex Corporation, with the net assets of REBORNNE(USA) INC. (F/K/A/BTX HOLDINGS, INC.) deemed to have been acquired and recorded at its historical cost. The statements of operations include the results of BioTex Corporation for the three months ended March 31, 2010 and 2009  for the period from January 3, 2003 (inception) to March 31, 2010.

REBORNNE (USA) INC. (F/K/A/BTX HOLDINGS, INC.) and BioTex Corporation are hereafter referred to as (the “Company”).

(B) Reclassification of prior year amounts

Certain prior year accounts have been reclassified to reflect current year’s presentation.

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At March 31, 2010 and 2009, the Company did not have any balances that exceeded FDIC insurance limits.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260 Earnings Per Share.  As of March 31, 2010 and 2009 common share equivalents of 70,325 and stock and options were anti-dilutive and not used in the calculation of diluted net loss per share.

(F) Consolidatiom

The accompanying condensed consolidated financial statements include the accounts of Rebornne (USA), Inc and its 100% owned subsidiary BioTex Corporation through January 29, 2010, the date of the sale and spin off, for the purposes of comparison to prior periods.  All prior periods presented contain the consolidated transaction of the Company and its subsidiary.

All inter-company transactions have been eliminated in consolidation.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Long-Lived Assets

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

(I) Fair Value of Financial Instruments

The carrying amounts of the Company's accounts payable, accrued expenses, notes payable related parties, notes payable and deferred compensation approximate fair value due to the relatively short period to maturity for these instruments.

(J) Recent Accounting Pronouncements

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

In June 2009, the FASB issued Financial Accounting Standards Codification No. 105-GAAP.   The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105. All other accounting literature not included in the Codification is nonauthoritative.  The Adoption of FASB ASC No. 105 did not have a impact on our financial statements.

NOTE 2    SALE OF SUBSIDIARY

On January 29, 2010, the Company entered into a Stock Purchase Agreement with Rebornne New Zealand Ltd., pursuant to which, the Company spun-off and sold the Company’s wholly owned subsidiary, BioTex Corp to Scott Silverman, the President of the Company, in exchange for (i) the forgiveness of accrued salary of $397,169 owed to him as of January 29, 2010, (ii) the return and cancellation of his outstanding stock options and (iii) the cancellation of his Employment Agreement.  The Company recorded a $508,805 gain on the sale of BioTex Corp due to the assumption of the following assets and liabilities attributable to BioTex Corporation as of the date of the spin-off and sale.  The following table sets forth the calculation of the gain:

Cash in Escrow	$181,310
Notes Payable	(50,000)
Notes Payable-Related Party	(73,370)
Accrued Interest	(35,062)
Accounts Payable and Accrued Expenses (Sub)	(85,053)
Accrued Salary	(446,630)

TOTAL	$(508,805)

NOTE 3    STOCKHOLDERS' EQUITY

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

On March 19, 2010, pursuant to a Stock Purchase Agreement entered into by the Company and Rebornne New Zealand, Ltd. on January 29, 2010, the Company issued 750,000 post-split shares (approximately 51%) for $0.32 per share for an aggregate purchase price of $240,000.  The transaction will be accounted for as a purchase by Rebornne New Zealand Ltd of Rebornne (USA), Inc.

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

(D) Common Stock Issued for Financing Fees

In December 2005 the Company issued 703 shares of common stock with a fair market value of $10,000 ($14.225 per share) for financing fees in relation to a note payable (See Note 4E).

In April 2006 the Company issued 703 shares of common stock with a fair market value of $25,000 ($35.562 per share) for financing fees in relation to a note payable (See Note 4E).

In April 2006, the Company issued a related party 1,759 shares of common stock with a fair market value of $50,000 ($28.441 per share) for financing fees in relation to a note payable (See Note 4E).

In September 2006, the Company issued 70 shares of common stock with a fair market value of $3,500 ($50.00 per share) for financing fees in relation to a note payable (See Note 4E).

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

(F) Common Stock Issued for Technology

The Company issued 35,162 shares of common stock with a fair value of $500,000 ($14.22 per share) and 21,097 warrants during 2005, at an exercise price of $71.11 per share for the purchase of intellectual technology. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility1%, risk-free interest rate of 4.25%, and expected warrant life of one year. The value was immaterial at the grant date.  Pursuant to the terms of a settlement agreement, the Company cancelled 35,162 shares of common stock and 21,097 warrants.

(G) Capital Contribution

In December, 2005 the Company's former CEO elected to forgo $880 of amounts owed to him for management fees. This amount has been recorded as in-kind contribution of services at December 31, 2005.

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

On February 3, 2010, the Company's stockholders approved a 1 for 1.422 reverse stock split for its common stock. As a result, stockholders of record at the close of business on March 19, 2010, received one share of common stock for every 1.422 shares held. Common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

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

NOTE 4    GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $2,665,444 from inception, a stockholders' deficiency of $14,300, a working capital deficiency of $14,300 and used cash in operations from inception of $1,132,159.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 5    SUBSEQUENT EVENT

In April, 2010, a Related Party contributed Additional Paid in Capital of $18,125 for the payment of Accounts Payable.

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

Company Overview

Rebornne (USA) Inc. f/k/a BTX Holdings, Inc. was incorporated under the laws of the State of Florida on April 24, 2003. Activities during the development stage include developing the business plan, acquiring technology and raising capital.

Pursuant to a share purchase agreement, dated December 30, 2005, BioTex Corporation, consummated an agreement with Rebornne (USA) Inc. f/k/a BTX Holdings, Inc., pursuant to which BioTex Corporation, exchanged all of its 180,551 then issued and outstanding shares of common stock for 179,145 shares or approximately 89% of the common stock of Rebornne (USA) Inc. f/k/a BTX Holdings, Inc. Effective March 8, 2010, we spun-off and sold BioTex Corp to Scott Silverman, the former President of the Company, in exchange for (i) the forgiveness of accrued salary of $397,169 owed to him as of January 29, 2010, (ii) the return and cancellation of his outstanding stock options and (iii) the cancellation of his employment agreement.

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

On March 22, 2010, a 1-for-1.422 reverse stock split (pro-rata decrease) of our issued and outstanding shares of common stock was declared effective by OTC Corporate Actions, as well as our corporate name changing from “BTX Holdings Inc.” to “Rebornne (USA), Inc.”

RESULTS OF OPERATION

Comparison of Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months ended March 31, 2009.

Operating Expenses

Operating expenses for three months ended March 31, 2010 were $35,016 as compared to $44,641 for the three months ended March 31, 2009.  During the comparable period ending March 31, 2009, we incurred higher costs due to the costs of operation of our wholly owned subsidiary, BioTex Corp, which was sold and spun off on January 29, 2010.

Loss from operations

Losses from operations for the Three Months ended March 31, 2010 totaled $35,016 compared to a loss of $44,641 for the Three Months ended March 31, 2009.   During the comparable period ending March 31, 2009, we incurred higher costs due to the costs of operation of our wholly owned subsidiary, BioTex Corp, which was sold and spun off on January 29, 2010.

Net Income

Net income was $477,102 for the Three Months ended March 31, 2010, compared to a net loss of $48,420 for the Three Months ended March 31, 2009. The increase in Net Income is attributable to a net gain realized on the sale and spin off of BioTex Corp, our formerly wholly owned subsidiary.

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

On December 29, 2005, we entered into an agreement with Dexion International, Ltd to acquire all rights and interest in its patent application number 5425221.8 for Hypercritical Separation Technology that was filed with the European Patent Office on April 15, 2005. Upon successful testing, the rights, title and interest to the technology were being acquired by us at a cost of $2.5 million and 580,000 shares of common stock. Additionally, pending successful testing of the technology, we had agreed to acquire Dexion’s HST machine for $500,000 and to establish a research and development facility for the technology. In March, 2007, BioTex terminated the Agreement when both parties were found to be in default of provisions of the Agreement, and such defaults were not curable.  Upon termination, the 580,000 shares being held in escrow were returned to the treasury.

The Company accounts for long-lived assets under the FASB Accounting Standards Codification No.’s 350 and 360 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”.   Intangibles – Goodwill and Other and Property, Plant and Equipment.  In accordance with FASB ASC No.’s 350 and 360, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. A 100% or $500,000 impairment charge was recorded in 2005 for the Citrus Separation Technology acquired during the year as it was determined by management that the future value was impaired.

Going Concern Consideration

As reflected in the accompanying financial statements as of March 31, 2010, we are in the development stage with no operations, a stockholders' deficiency of $14,300, an accumulated deficit from inception of $2,665,444, a working capital deficiency of $14,300 and used cash in operations from inception of $1,132,159. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We do not have sufficient cash to sustain our business for the next 12 months.  We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of March 31, 2010, we have no assets.  We have total liabilities of $14,300 consisting of accounts payable of $14,300.

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

In June 2009, the FASB issued Financial Accounting Standards Codification No. 105-GAAP.   The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105. All other accounting literature not included in the Codification is nonauthoritative.  The Adoption of FASB ASC No. 105 did not have a impact on our financial statements.

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

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control

There have been no significant changes in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2010, pursuant to a Stock Purchase Agreement entered into by the Company and Rebornne New Zealand, Ltd. on January 29, 2010, the Company issued 750,000 post-split shares (approximately 51%) for $0.32 per share for an aggregate purchase price of $240,000.  The transaction will be accounted for as a purchase by Rebornne New Zealand Ltd of Rebornne (USA), Inc.  The proceeds were used to pay Accounts Payable and to retire debts owed to BioTex Corp., the Company’s former subsidiary. All such shares of common stock sold by the Company were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved)

Item 5. Other Information.

On February 2, 2010, the Company received written consents in lieu of a meeting of Stockholders from the holders of 383,864 shares representing approximately 53.33% of the 713,003 shares of the total issued and outstanding shares of voting stock of the Company (the "Majority Stockholders") authorizing the Company's Board of Directors to approve the following:

(a) to effectuate a 1-for-1.422 reverse stock split (pro-rata decrease) of our issued and outstanding shares of Common Stock;

(b) to change the name of the Company to Rebornne (USA), Inc.; and

(c) to spin-off and sell the Company’s wholly owned subsidiary, BioTex Corp to Scott Silverman, the President of the Company, in exchange for (i) the forgiveness of accrued salary of $397,169 owed to him as of January 29, 2010, (ii) the return and cancellation of his outstanding stock options and (iii) the cancellation of his Employment Agreement.  The Majority Stockholders approved the above mentioned actions pursuant to a Stock Purchase Agreement entered into by the Company and Rebornne New Zealand Limited on January 29, 2010.

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

REBORNNE (USA), INC.

Date: May 17, 2010	By:	/s/ Dairy Global
Dairy Global
President,
Chief Executive Officer, Chief Financial Officer