Form 10-Q
period 2010-06-30
Rebornne (USA), Inc.
filed 2010-08-16
CIK 1268238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐        No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 16, 2010:  28,800,000 shares of common stock.

REBORNNE (USA), INC.

FORM 10-Q

June 30, 2010

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

Rebornne (USA), Inc.

Unaudited Consolidated Financial Statements

June 30, 2010 and March 31, 2010

(Stated in US Dollars)

Rebornne (USA), Inc.

To:          The Stockholder and Board of Directors
Rebornne (USA), Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Rebornne (USA), Inc. as of June 30, 2010 and March 31, 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three-month periods ended June 30, 2010 and March 31, 2010. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with United States generally accepted accounting principles.

San Mateo, California	Samuel H. Wong & Co., LLP
August 3, 2010	Certified Public Accountants

Rebornne (USA), Inc.
Consolidated Statements of Operations
For the three-month periods ended June 30, 2010 and 2009
(Stated in US Dollars)

	Notes	6/30/2010	3/31/2010
ASSETS
Current Assets
Cash and Cash Equivalents		$601,762	$385,445
Accounts Receivable		81,775	1,926
Other Receivable		131,311	27,221
Inventories	3	521,995	429,738
Advance to Suppliers		19,248	55,753
Related Parties Receivable	4	174,694	174,543
Total Current Assets		1,530,785	1,074,626

Non-Current Assets
Property, Plant & Equipment, net	5	2,229,161	2,286,977
Long-Term Investment	6	28,836	29,970
Other Assets		12,484	2,984
TOTAL ASSETS		$3,801,266	$3,394,557

LIABILITIES
Current Liabilities
Accounts Payable		$108,222	$18,502
Taxes Payable	7	742,615	622,288
Other Payable		78,553	61,573
Related Party Payable	8	1,064,500	989,932
Customer Deposits		135,264	69,107
Total Current Liabilities		2,129,154	1,761,402

TOTAL LIABILITIES		2,129,154	1,761,402

STOCKHOLDER’S EQUITY
Common Stock ($1.00 par value, 2,000 shares authorized issued and outstanding at June 30 and March 31, 2010)		835	835
Retained Earnings		1,636,813	1,634,480
Accumulated Other Comprehensive Income		34,464	(2,160)
TOTAL STOCKHOLDER’S EQUITY		1,672,112	1,633,155

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY		$3,801,266	$3,394,557

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Operations
For the three-month periods ended June 30, 2010 and 2009
(Stated in US Dollars)

	Notes	6/30/2010	6/30/2009
Revenues
Sales		$1,018,780	$1,288,811
Cost of Goods Sold		384,303	747,607
Gross Profit		634,477	541,204

Operating Expenses
Selling Expenses		229,864	198,843
General & Administrative Expenses		402,452	226,331
Total Operating Expenses		632,316	425,174

Operating Income		2,161	116,030

Other Income (Expenses)
Other Income		240	-
Other Expenses		(124)	(90)
Interest Income		56	-
Interest Expense		-	(1,942)
Total Other Income/(Expenses)		172	(2,032)

Earnings before Tax		2,333	113,998

Income Tax		-	-

Net Income		$2,333	$113,998
Earnings per share
- Basic	$0.00	$0.11
- Diluted	$0.00	$0.11

Weighted average shares outstanding
- Basic	26,546,997	1,063,618
- Diluted	26,546,997	1,063,618

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Changes in Stockholder’s Equity
For the year ended March 31, 2010 and the three-month period June 30, 2010
(Stated in US Dollars)

					Accumulated
	Number		Additional		Other
	of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balance at April 1, 2009	2,000	$835	$-	$2,519,984	$52,738	$939,429
Net Income	-	-	-	334,573	-	334,573
Distribution of Dividends	-	-	-	(1,220,077)	-	(1,220,077)
Foreign Currency Translation Adjustment	-	-	-	-	(11,908)	(11,908)
Balance at March 31, 2010	2,000	$835	$-	$1,634,480	$(2,160)	$1,633,155

Balance at April 1, 2010	2,000	$835	$-	$1,634,480	$(2,160)	$1,633,155
Net Income	-	-	-	2,333	-	2,333
Distribution of Dividends	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	36,624	34,624
Balance at June 31, 2010	2,000	835	-	1,636,813	34,464	1,672,112

	Comprehensive Income
	6/30/2010	3/31/2010	Accumulated Total
Net Income	$2,333	$334,573	$336,906
Foreign Currency Translation Adjustment	36,624	(11,908)	24,716
	$38,957	$322,665	$361,622

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Cash Flows
For the three-month periods ended June 30, 2010 and 2009
(Stated in US Dollars)

	6/30/2010	6/30/2009
Cash Flows from Operating Activities
Cash Received from Customers	$900,974	$1,249,660
Cash Paid to Suppliers & Employees	(678,150)	(318,899)
Cash Paid for Selling Expenses	(143,961)	(332,809)
Cash Received for Interest and Other Income	263	-
Cash Paid for Other Expenses	(124)	(90)
Interest received	56	-
Interest paid	-	(1,942)
Tax (Payments)/Refunds Received	120,327	(57,474)
Cash Sourced/(Used) in Operating Activities	199,385	538,446

Cash Flows from Investing Activities
Purchase of Intangible Assets	-	(146)
Purchase of Property, Plant, and Equipment	(11,326)	(143,433)
Purchase of Other Assets	(9,500)	-
Cash Used/(Sourced) in Investing Activities	(20,826)	(143,579)

Cash Flows from Financing Activities
Cash Sourced/(Used) in Financing Activities	-	-

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year	178,559	394,867

Effect of Other Comprehensive Income	37,758	(55,324)

Cash & Cash Equivalents at Beginning of Period	385,445	3,664

Cash & Cash Equivalents at End of Period	601,762	343,207

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Reconciliation of Net Income to Cash Sourced/(Used) in Operations
For the three-month periods ended June 30, 2010 and 2009
(Stated in US Dollars)

	6/30/2010	6/30/2009

Net Income	$2,333	$113,998

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Depreciation	69,142	62,236
Decrease/(Increase) in Accounts Receivable	(79,849)	(43,029)
Decrease/(Increase) in Other Receivable	(104,090)	(14,738)
Decrease/(Increase) in Inventories	(106,885)	121,501
Decrease/(Increase) in Advance to Suppliers	36,505	1,098
Decrease/(Increase) in Related Parties Receivable	(151)	(203,397)
Decrease/(increase) in prepaid expenses	14,628	(5,703)
Increase/(Decrease) in Accounts Payable	89,720	93,020
Increase/(Decrease) in Taxes Payable	120,327	(51,771)
Increase/(Decrease) in Other Payable	16,980	7,193
Increase/(Decrease) in Related Party Payable	74,568	439,420
Increase/(Decrease) in Customer Deposits	66,157	18,618

Total of all adjustments	197,052	424,448

Cash Sourced (Used) in Operation	199,385	538,446

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the three-month periods ended June 30, 2010 and March 30, 2010

1.	The Company and Principal Business Activities

Rebornne (USA), Inc. (the “Company”), formerly BTX Holdings, Inc., is a holding company whose primary business operations are conducted through its operating subsidiaries Rebornne New Zealand Ltd. (“Rebornne NZ”), Rebornne (Guangzhou) Diary Company (“Rebornne Guangzhou”), and Rebornne (Shenzhen) Dairy Company (“Rebornne Shenzhen”).

Rebornne NZ is principally engaged in formulation and production of milk powder and colostrums tablets for infants.  Rebornne NZ markets its products under the Rebornne brand name.   The Company sells to distributors in New Zealand and China.  Rebornne Guangzhou has production facilities in Guangzhou, China.  It blends and produces mainly milk powder by using Rebornne NZ’s formulations.  It packages the final milk powder products and sells them throughout China under the Rebornne brand name.   Rebornne Shenzhen operates a retail store in Shenzhen, China.  It mainly sells packaged milk powder products as well as health food.  It also has a warehouse in Shenzhen to stock its inventories.

The Company was formed under the laws of the State of Florida on April 24, 2003.  On May 28, 2010, the Company entered into a share exchange agreement with Rebornne NZ.   Rebornne NZ wholly owns Rebornne Guangzhou and Rebornne Shenzhen.  Pursuant to the share exchange agreement, the Company issued 26,546,997 shares in exchange for all of Rebornne NZ’s issued and outstanding shares.  Rebornne NZ became a wholly owned subsidiary of the Company and Rebornne NZ became the Company’s controlling stockholder.

The share exchange transaction has been accounted for as a recapitalization of Rebornne NZ where the Company (the legal acquirer) is considered the accounting acquiree and Rebornne NZ (the legal acquiree) is considered the accounting acquirer.  As a result of this transaction, the Company is deemed to be a continuation of the business of Rebornne NZ.

Accordingly, the financial data included in the accompanying consolidated financial statements is that of the accounting acquirer (Rebornne NZ).  The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.

2.	Summary of Significant Accounting Policies

(A)	Method of Accounting

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements.

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the three-month periods ended June 30, 2010 and March 30, 2010

(B)	Consolidation

The consolidated financial statements include all the accounts of the Company and its three wholly-owned subsidiaries. Inter-company transactions, such as sales, cost of sales, due to/due from balances, investment in subsidiary, and subsidiary’s capitalization have been eliminated.

As of June 30, 2010, the detailed identities of the consolidated subsidiaries are as follows:

Name of Entity	Date of Incorporation	Place of Incorporation	Attributable Equity Interest	Registered Capital

Rebornne (Guangzhou) Dairy Company	December 17, 2001	New Zealand	100%	NZD $2,000
Rebornne (Guangzhou) Dairy Company	July 10, 2006	PRC	100%	USD $1,380,000
Rebornne (Shenzhen) Dairy Company	January 18, 2010	PRC	100%	USD $100,000

(C)	Use of Estimates

In the preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, and the estimation on useful lives of property, plant and equipment.  Actual results could differ from those estimates.

(D)	Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

(E)	Accounts Receivable

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when recovery of the full amount is doubtful.

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the three-month periods ended June 30, 2010 and March 30, 2010

(F)	Inventories

Inventories are stated at the lower of cost or market value. Cost is computed using the first-in, first-out method and includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business or estimates based on prevailing market conditions.

(G)	Advances to Suppliers

Advances to suppliers represent the cash paid in advance for the purchase of goods. The advances to suppliers are interest free and unsecured.

(H)	Property, Plant, and Equipment

Property, plant, and equipment are stated at cost.  Repairs and maintenance to these assets are charged to expense as incurred; major improvements enhancing the function and/or useful life are capitalized.  When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized.

Property, plant, and equipment are depreciated using the straight-line or declining balance method over their estimated useful lives.  Their useful lives are as follows:

Fixed Assets Classification	Useful Lives
Property and Leasehold Improvements	10 Years
Equipment and Furniture	2.5 to 10 Years
Motor Vehicles	4 and 10 Years

(I)	Long-Term Investment

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting.   Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the consolidated statements of operations. The Company’s carrying value in an equity method investee company is reflected in the Company’s consolidated balance sheets.

When the Company’s carrying value in an equity method Investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the three-month periods ended June 30, 2010 and March 30, 2010

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or statement of operations. However, impairment charges are recognized in the consolidated statement of operations. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded.

(J)	Customer Deposits

Customer deposits represent the money the Company has received from customers in advance for the purchase of goods. The Company considers customer deposits as a liability until the title of goods have been transferred at which point the balance will be credited to sales revenue.

(K)	Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income”, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  The Company’s current components of other comprehensive income are unrealized gain or loss in investment and the foreign currency translation adjustment.

(L)	Revenue Recognition

Revenue from product sales is recognized net of discounts and trade allowances when the goods are shipped and title has passed.

(M)	Cost of Goods Sold

Cost of goods sold is primarily comprised of cost of goods, and other purchasing and receiving overhead costs.

(N)	Selling Expenses

Selling expenses include outbound freight, wages of the sales force, client entertainment, commissions, and advertising.

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the three-month periods ended June 30, 2010 and March 30, 2010
(O)	General & Administrative Expenses

General and administrative expenses are comprised of executive compensation, wages of administrative and factory staff, professional fees, depreciation, travel and lodging, meals and entertainment, utility, and rental.

(P)	Advertising Expense

Costs related to advertising and promotion expenditures are expensed as incurred during the year.  Advertising costs are charged to selling expense.

(Q)	Retirement Plan

The employees of the Company participate in the defined contribution retirement plans managed by the local government authorities whereby the Company is required to contribute to the schemes at fixed rates of the employees’ salary. The Company’s contributions to this plan are charged to profit or loss when incurred. The Company has no obligations for the payment of retirement and other post-retirement benefits of staff other than the contributions described above.

(R)	Income Tax

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. In accordance with SFAS No. 109 “Accounting for Income Taxes”, the Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not that such items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

In respect of the Company and its subsidiaries domiciled and operated in New Zealand and the People’s Republic of China, the taxation of these entities is summarized below:

Entities	Countries of Domicile	Income Tax Rate
Rebornne (USA), Inc.	United States	15.00% - 35.00%
Rebornne New Zealand Limited	New Zealand	30.00%
Rebornne (Guangzhou) Dairy Company	PRC	25.00%
Rebornne (Shenzhen) Dairy Company	PRC	25.00%

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the three-month periods ended June 30, 2010 and March 30, 2010

(S)	Foreign Currency Translation

The Company and its operating subsidiaries Rebornne New Zealand Limited, Rebornne (Guangzhou) Dairy Company and Rebornne (Shenzhen) Dairy Company maintain their financial statements in their functional currencies, which are the New Zealand dollar and the Renminbi (RMB) respectively. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of Rebornne NZ, Rebornne Guangzhou and Rebornne Shenzhen, which are prepared using their respective functional currencies, have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates, and stockholders’ equity is translated at historical exchange rates. Translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Exchange Rates	06/30/10	03/31/10	06/30/09
Period end RMB : US$ exchange rate	6.8086	6.8361	6.8448
Average period RMB : US$ exchange rate	6.8335	6.8383	6.8399

Period end HKD : US$ exchange rate	1.4369	1.4073	1.5463
Average period HKD : US$ exchange rate	1.4274	1.4845	1.6618

(T)	Financial Instruments

The Company’s financial instruments are cash and cash equivalents, accounts receivable, other receivable, advances to suppliers, related parties receivable, accounts payable, other payable, and related party payable. The recorded values of these financial instruments approximate their fair values due to their short-term nature.

(U)	Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosing of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 does not significantly change the types of subsequent events that an entity reports, but it requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim or annual reporting requirements ending after June 15, 2009. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASU 2009-01”). ASU 2009-01 established the Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The Codification supersedes all prior non-SEC accounting and reporting standards. Following ASU 2009-01, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. ASU 2009-01 also modifies the existing hierarchy of GAAP to include only two levels — authoritative and non-authoritative. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption was not permitted. The adoption of this standard did not have an impact on the financial position, results of operations or cash flows of the Company.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 addresses concerns in situations where there may be a lack of observable market information to measure the fair value of a liability, and provides clarification in circumstances where a quoted market price in an active market for an identical liability is not available. In these cases, reporting entities should measure fair value using a valuation technique that uses the quoted price of the identical liability when that liability is traded as an asset, quoted prices for similar liabilities, or another valuation technique, such as an income or market approach. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period subsequent to August 2009 and the adoption of this update is not expected to have a material impact on the financial position, results of operations, or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends the application and disclosure requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the three-month periods ended June 30, 2010 and March 30, 2010

Liabilities — a Replacement of FASB Statement 125 (“SFAS 140”), removes the concept of a “qualifying special purpose entity” from SFAS 140 and removes the exception from applying FASB Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46(R)”) to qualifying special purpose entities. SFAS 166 is effective for the first annual reporting period that begins after November 15, 2009, and early adoption is not permitted. The adoption of this standard is not anticipated to have a material impact on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements where products or services are accounted for separately rather than as a combined unit, and addresses how to separate 71 deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Existing GAAP requires an entity to use vendor-specific objective evidence (“VSOE”) or third-party evidence of a selling price to separate deliverables in a multiple-deliverable selling arrangement. As a result of ASU 2009-13, multiple-deliverable arrangements will be separated in more circumstances than under current guidance. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price will be based on VSOE if it is available, on third-party evidence if VSOE is not available, or on an estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also requires that an entity determine its best estimate of selling price in a manner that is consistent with that used to determine the selling price of the deliverable on a stand-alone basis, and increases the disclosure requirements related to an entity’s multiple-deliverable revenue arrangements. ASU 2009-13 must be prospectively applied to all revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. Entities may elect, but are not required, to adopt the amendments retrospectively for all periods presented. The Company expects to adopt the provisions of ASU 2009-13 on January 1, 2011 and does not believe that the adoption of this standard will have a material impact on the financial position, results of operations, or cash flows of the Company.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 replaces the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the three-month periods ended June 30, 2010 and March 30, 2010 qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities. The provisions of ASU 2009-17 are to be applied beginning in the first fiscal period beginning after November 15, 2009. The Company adopted ASU 2009-17 on January 1, 2010 and does not anticipate that the adoption of this standard will have a material effect on the financial position, results of operations, or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification. ASU 2010-02 clarifies that the scope of previous guidance in the accounting and disclosure requirements related to decreases in ownership of a subsidiary apply to (i) a subsidiary or a group of assets that is a business or nonprofit entity; (ii) a subsidiary that is a business or nonprofit entity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. ASU 2010-02 also expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include (i) the valuation techniques used to measure the fair value of any retained investment; (ii) the nature of any continuing involvement with the subsidiary or entity acquiring a group of assets; and (iii) whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction. The provisions of ASU 2010-02 will be effective for the first reporting period beginning after December 13, 2009. The Company adopted the provisions of ASU 2010-02 on January 1, 2010 and does not anticipate that the adoption of this standard will have a material impact on the financial position, results of operations, or cash flows of the Company.

In January 2010 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) —Improving Disclosures About Fair Value Measurements. ASU 2010-06 clarifies the requirements for certain disclosures around fair value measurements and also requires registrants to provide certain additional disclosures about those measurements. The new disclosure requirements include (i) the significant amounts of transfers into and out of Level 1 and Level 2 fair value measurements during the period, along with the reason for those transfers, and (ii) separate presentation of information about purchases, sales, issuances and settlements of fair value measurements with significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted the provisions of ASU 2010-06 on January 1, 2010 and does not anticipate that the adoption of this standard will have a material impact on the financial position, results of operations, or cash flows of the Company.

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the three-month periods ended June 30, 2010 and March 30, 2010

(V)	Subsequent Events

The Company evaluates subsequent events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events, and based on this evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustments to the consolidated financial statements.

3.	Inventories

	06/30/2010	3/31/2010
Raw materials	$65,459	$49,808
Finished goods	456,536	379,930
	$521,995	$429,738

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the three-month periods ended June 30, 2010 and March 30, 2010

4.	Related Parties Receivable

	06/30/2010	03/31/2010

Rebornne Trading Company Limited	$46,080	$48,004
Rebornne Dairy Dongying Company	128,614	126,539
	$174,694	$174,543

The Company and Rebornne Trading Company Limited have common shareholders, whereas Rebornne NZ has an ownership interest in Rebornne Dairy Dongying Company.   The amounts due from these related parties have no specific terms of repayment and are non-interest bearing.

5.	Property, Plant, and Equipment

		Accumulated
6/30/2010	Cost	Depreciation	Net
Property and Leasehold Improvements	$771,473	$188,024	$583,449
Equipment and Furniture	1,643,916	264,638	1,379,278
Motor Vehicles	323,129	56,695	266,434
	$2,738,518	$509,357	$2,229,161

		Accumulated
3/31/2010	Cost	Depreciation	Net
Property and Leasehold Improvements	$765,056	$96,457	$668,599
Equipment and Furniture	1,638,590	221,329	1,417,261
Motor Vehicles	323,544	122,427	201,117
	$2,727,190	$440,213	$2,286,977

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the three-month periods ended June 30, 2010 and March 30, 2010
6.	Long-Term Investment

In April 2008, Rebornne NZ entered into an agreement to acquire 60% interest in Rebornne Dairy Dongying Company (“Rebornne Dongying”).  Rebornne Dongying is located is Shandong, PRC.  Rebornne Dongying’s primary business activity is production of fresh milk.  As consideration for the 60% interest, Rebornne NZ committed to contribute $2,303,945 (RMB$15,750,000) in capital by April 29, 2010.  As of June 30, 2010, the Company has contributed $29,970 in cash.  The Company has also contributed a milk powder formulation to Rebornne Dongying. The milk powder formulation has been appraised at $841,123 (RMB$5,750,000).

The Company has not recognized an intangible asset on its balance sheet related to the milk powder formulation; the Company believes there is a difference in accounting recognition between PRC GAAP and US GAAP for the milk powder formulation.  Under PRC GAAP, the milk powder formulation can be recognized as an intangible asset; however, the Company, from a conservative interpretation of US GAAP, has accounted for the milk powder formulation as research and development costs that have been expensed to the statements of operations in prior periods that are not presented herein.

The cash contribution made by Rebornne NZ does not exceed 20% of the net assets of Rebornne Dongying.  Neither the Company nor Rebornne NZ has not been able to exert significant influence over Rebornne Dongying in terms of management of the finances and business operations for the periods presented; therefore, in light of the foregoing circumstance, the Company, at June 30, 2010 and March 31, 2010, has accounted for its investment in Rebornne Dongying using the cost method.  If in the future the Company is able to exert more significant influence or increase its capital contribution, the Company would change the method for which it accounts for its investment in Rebornne Dongying.

7.	Taxes Payable

	06/30/2010	03/31/2010

Value Added Tax	$627,958	$524,971
Other Tax	33,618	19,405
Income Tax Payable	81,039	77,912
	$742,615	$622,288

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the three-month periods ended June 30, 2010 and March 30, 2010

8.	Related Party Payable

Related party payable relates to amounts owing to the sole shareholder of the Company.  It has no specific terms of repayment and is non-interest bearing.

In addition, the sole shareholder received $3,725 and $3,693 in remuneration from its wholly owned subsidiaries for the three-month periods ended June 30, 2010 and June 30, 2009 respectively.

9.	Commitments

The Company and its three wholly owned subsidiaries have operating leases for their premises expiring between September 2010 and May 2016.  The minimum lease payments for the next five fiscal years are as follows:

2011	$137,992
2012	$94,482
2013	$89,678
2014	$95,296
2015	$95,296

10.	Economic, Political, and Legal Risks

The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the economic, political, legal environment, and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, restriction on international remittances, and rates and methods of taxation, among other things.

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

On May 28, 2010, we acquired Rebornne New Zealand Limited, a New Zealand Corporation, (“Rebornne NZ”) through a share exchange transaction. Pursuant to the terms of the exchange agreement, we acquired all of the outstanding shares of Rebornne NZ and in exchange, we issued an aggregate of 26,546,997 shares of our common stock to the Rebornne NZ shareholders, their designees or assigns, which totals 92.2% of our issued and outstanding shares on a fully diluted bases as of and immediately after the Closing of the Share Exchange.   Rebornne NZ was incorporated in Auckland, New Zealand in 2001 by its sole shareholder and owner Dairy Global.  Rebornne NZ is a growing dairy product company in New Zealand with subsidiaries in the People’s Republic of China. We produce, market, and sell our products under the “Rebornne” brand name. We focus on selling New Zealand produced colostrums and infant formula products in China, which included both premium and a more affordable series, targeted towards the general masses. In order to sell our products, we have established an extensive sales and distribution network nationwide, covering a total of 9,000 (increasing) sale locations throughout China.

Results of Operations for the Three Months ended June 30, 2010 compared to the Three Months ended June 30, 2009

The following tables set forth key components of our results of operations for the period indicated, in US dollars, and key components of our revenue for the period indicated, in US dollars. The discussion following the table is based on the audited results. Percentage of difference is calculated for better comparison.

For three months ended	30/6/2010		30/6/2009		Difference
	USD	%	USD	%	%
Revenues
Sales	1,018,780	100.0	1,288,811	100.0	(21.0)
Cost of Goods Sold	384,303	37.7	747,607	58.0	(48.6)
Gross profit	634,477	62.3	541,204	42.0	17.2
Operating Expenses
Selling Expenses	229,864	22.6	198,843	15.4	15.6
General & Administrative Expenses	402,452	39.5	226,331	17.6	77.8
Total Operating Expenses	632,316	62.1	425,174	33.0	48.7
Operating Income	2161	0.21	116,303	9.0	(98.1)
Other Income (Expenses)
Other Income	240	0.02	-	-	-
Other Expenses	(124)	(0.01)	(90)	(0.007)	37.8
Interest Income	56	0.005	-	-	-
Interest Expense	-	-	(1942)	0.15	-
Total Other Income/ (Expenses)	172	0.02	(2032)	(0.16)	(108.5)
Earnings before Tax	2,333	0.23	113,998	8.85	(98.0)
Income Tax	-	-	-	-	-
Net Income	2,333	0.23	113,998	8.85	(98.0)

Net Revenue:

Net revenue for the three months ended June 30, 2010 decreased by USD270,031 or 21% from USD1,288,811 for the three months ended June 30, 2009 to USD1,018,780. Our overall net revenue decreased because we are facing new regulation scheduled by New Zealand Food and Safety Authority (NZFSA) and hence not able to import more goods until all requirements meet.

Cost of sales:

Our cost of sales decreased by USD363,304 or 48.6% from USD747,607 for the three months ended June 30, 2009 to USD384,303 for the three months ended June 30, 2009. The decrease in cost of sales is because there was large quantity of raw materials purchases during April to June 2009.

Gross profit:

Gross profit increased by USD93,273 or 17.2% from USD541,204 for the three months ended June 30, 2009 to USD 634,477 for the three months ended June 30, 2010. The increase of gross profit is in the line of the decrease in cost of goods sold during April to June 2010.

Operating Expenses:

Operating expenses included outbound freight, wages of sales force, entertainment, advertising, executive compensation, travel rental and etc. The total operating expenses increased by USD 207,142 or 48.7% from USD 425,174 for the three months ended June 30, 2009 to USD 632,316 for the three months ended June 30, 2010. The increase of the total operating expenses is because we are promoting our products in different cities in China and building bigger distributor network.

Operating Income:

The operating income was USD2,161 for the three months ended June 30, 2010 compared to USD116,303 for three months ended June 30, 2009, there is decrease of USD114,142 or 98.1%. The reason for the huge decrease is in line of increase in total operating expenses as mentioned above.

Net Income:

The net income was USD113,998 for the three months ended June 30, 2009 compared to USD2,333 for the three months ended June 30, 2010, a decrease of USD 111,665 or 98%. The net income decrease is because we have been spending a lot invests in advertising and promotion events to introduce our products to more people.

Liquidity and Capital Resources

The following table sets forth the summary of our cash flows stated in US Dollar for the three months ended June 30, 2009 and 2010.

	30/6/2010	30/6/2009
Cash Flows from Operating Activities	199,385	538,446
Cash Flows from Investing Activities	20,826	143,579
Cash Flows from Financing Activities	-	-
Net Increase/(Decrease) in Cash & Cash Equivalents for the Year	178,559	394,867
Effect of other Comprehensive Income	37,758	(55,324)
Cash & Cash Equivalents at Beginning of Year	385,445	3,664
Cash & Cash Equivalents at End of Year	601,762	343,207

Operating Activities:

During the three months ended June 30, 2010, net cash provided by operating activities was USD199,385, as compared to net cash used for operating activities of USD538,446 in the three months ended June 30, 2009. This decrease was primarily due to the decrease of net income from USD5,425,617 for the year ended March 31, 2009 to USD4,738,528 in the comparable period in 2010.

Investing Activities:

During the three months ended June 30, 2010, net cash used in investing activities was USD20,826, as compared to USD143,579 of net cash used by investing activities for the comparable period in 2009.

Our total cash and cash equivalents increased to USD601,762 as June 30, 2010, as compared to USD343,207 as of June 30, 2009.

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

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control

There have been no significant changes in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

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

REBORNNE (USA), INC.

Date: August 16, 2010	By:	/s/ Dairy Global
Dairy Global
President,
Chief Executive Officer, Chief Financial Officer