Form 10-KT
period 2010-03-31
Rebornne (USA), Inc.
filed 2010-10-07
CIK 1268238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT

(Mark One)

  ☐   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _______

☒    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2010 to March 31, 2010

Commission File No. 000-53465

Rebornne (USA), Inc.
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
Common Stock, $0.001 par value (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                    ☐                                           Accelerated filer                        ☐
Non-accelerated filer                                                      ☐                                          Smaller reporting company      ☒
(Do not check if a smaller reporting company)

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2010, was: $253,829.

Number of shares of the registrant’s common stock outstanding as of October 6, 2010 was: 28,800,000

Documents Incorporated by Reference:
None.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

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

Pursuant to a share purchase agreement, dated December 30, 2005, BioTex Corporation, consummated an agreement with Rebornne (USA) Inc. f/k/a BTX Holdings, Inc., pursuant to which BioTex Corporation, exchanged all of its issued and outstanding shares of common stock for 180,551 shares or approximately 89% of the common stock of Rebornne (USA) Inc. f/k/a BTX Holdings, Inc. This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, BioTex Corporation is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of BioTex Corporation, with the net assets of Rebornne (USA) Inc. f/k/a BTX Holdings, Inc. deemed to have been acquired and recorded at its historical cost. The statements of operations include the results of BioTex Corporation for the years ended December 31, 2009 and 2008 and for the period from January 3, 2003 (inception) to December 31, 2009.

On January 29, 2010, the Company entered into a share purchase agreement (the “Purchase Agreement”) with Rebornne New Zealand Limited (“Rebornne NZ”). On March 22, the Company completed the transactions contemplated by the Purchase Agreement pursuant to which the Company issued a total of 750,000 shares (post reverse split), representing approximately 51% of the issued and outstanding common stock of the Company after the reverse split on the closing date, to Rebornne NZ for a cash payment of $240,000. As a result, Rebornne became the majority shareholder of the Company.  The transaction resulted in a change in control of the Company.

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

On May 28, 2010, we entered into the Exchange Agreement by and among the Company, Rebornne NZ, and the Rebornne NZ Shareholders. The Closing took place on May 28, 2010. On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired all of the outstanding shares of Rebornne NZ from the Rebornne NZ Shareholders; and the Rebornne NZ Shareholders transferred and contributed all of their Interests to us. In exchange, we issued an aggregate of 26,546,997 shares (the “Shares Component”) of common stock to the Rebornne NZ Shareholders, their designees or assigns, which totals 92.2% of the Company’s issued and outstanding shares on a fully diluted bases as of and immediately after the Closing of the Share Exchange.  Following the Share Exchange there are 28,800,000 shares of common stock issued and outstanding. Dairy Global remains the sole director and officer of the Company.

We operate our business mainly through Rebornne NZ and its subsidiaries. The following sets forth the business plan of Rebornne NZ and its subsidiaries:

Overview

Rebornne NZ was incorporated in Auckland, New Zealand in 2001 by its sole shareholder and owner Dairy Global.  Rebornne NZ is a growing dairy product company in New Zealand with subsidiaries in the People’s Republic of China (PRC). We produce, market, and sell our products under the “Rebornne” brand name. We focus on selling New Zealand produced colostrums and infant formula products in China, which included both premium and a more affordable series, targeted towards the general masses. In order to sell our products, we have established an extensive sales and distribution network nationwide, covering a total of 9,000 (increasing) sale locations throughout China.

Organization and Subsidiaries

We conducts business in both New Zealand and in China through our PRC subsidiaries. The New Zealand company operates as a base of administration, including powder purchasing from New Zealand sources and transport.
Our business is conducted through our New Zealand company and our Chinese subsidiaries:

•
Rebornne New Zealand Limited, located in Auckland, New Zealand, was established in late 2001 and is engaged in administration, purchasing of powder from New Zealand, and shipping of premium milk powder to China.

•
Rebornne (Guangzhou) Dairy Company, located in Guangzhou, China, was established in 10th July 2006 and is engaged in packing, blending of milk powders and various ingredients purchased from sources including New Zealand, United States and Australia. It also serves as the base of marketing, administration, distribution and customer service within the Chinese Guangdong region.

•	Rebornne (Shenzhen) Dairy Company, located in Shenzhen, China, handles marketing, sales, promotion, customer service and administrative functions in the nearby provinces.

The chart below describes our corporate structure:

Products and Services

Rebornne NZ is a producer of colostrums, milk powder and energy drinks in the PRC. Throughout our sales network with currently 51 dealers, our products are sold in more than 9,000 sales locations, including GuangZhou, HaiKou, SanYa, MaoMing, JieYang, NanNing, SiChuan, HuNan, SuZhou, HangZhou, NingBo, ShangHai, BeiJing, DaLian, ChangChun, JiuJiang, QingDao, TengZhou, NanChang, ZhengZhou, XiAn, and WenZhou.

All of our products are marketed under the same brand: Rebornne. We began using this brand name for our colostrums as early as 2002. The Rebornne name has been associated with our infant milk powders since 2006.

Colostrum milk powders

In early 2002, we began selling colostrum milk powder produced and packaged in New Zealand under the brand “Rebornne”. These products are made by a contract dairy manufacturer, being marketed as a premium product and used as a nutritional supplement, suitable for babies, children, pregnant or post-birth women and other adults. There is considerable market demand for colostrums from New Zealand, as they are considered as a valuable product in China.

Infant Milk Powder Formulas

The milk powder market is one of the most lucrative segments in the dairy market. Apart from colostrums, all of our current milk powders are designed specifically for infants and young children. Currently, there are two lines of infant milk powders; Rebornne New Zealand Gold Series and Rebornne Domestic Gold Series. A third major series, QQ Care, will commence production on late 2011 in Guangzhou at the earliest. Rebornne New Zealand Gold Series is the high end series, produced and packed in New Zealand, whereas the QQ Care and Domestic Gold series targets the middle-priced market. Each of our product series uses different formulations and packaging designs, despite having the same branding. However, all products are designed to suit nutritional requirements and promote growth of the baby or toddler at its developmental stage. In order to develop appropriate formulations to suit nutritional needs, we have devoted resources to product development, and emphasize on quality and nutrition. Our product portfolio is consistently adjusted and improved, and capital is spent on upgrading product lines, allowing new products to be introduced, and increase our production capability to meet market demands. The pricing, packaging design is also updated periodically to meet consumer expectations. For example, all currently available milk powder series are available in 900g packs in metal cans. In addition, new 500g packs in metal cans will be available in The Domestic Gold series by August 2010.

Our milk powder products include:

•
Milk powder formula for infants aged 0 – 6 months old – it is specially designed as a substitute for breast milk, to provide nutrients such as calcium, phosphorus, bioactives, and more than 20 different nutrients and minerals necessary for healthy growth and development.

•
Milk powder formula for babies 6 – 12 months old – it is specifically designed to provide all the necessary nutrients for babies in that age, optimising their growth and development of the brain and body. The formulation remains similar to the compositions of breast milk.

•	Milk powder formula for toddlers 1 – 3 years old – it is a dairy-based nutritional supplement important for the continuous brain and body development.

•	Milk powder formula for children 3 – 12 years old – it is a dairy-based nutritional supplement important for the continuous growth and development of a child.

Planned future products

We plan to introduce several milk powder products in the future including:

•
The QQ Care series, specially designed for infants and young children from birth to 12 years old. The products are designed to provide good nutrition for the growth and development suitable for their age group. Novel ingredients such as prebiotics, probiotics, and nucleotides are incorporated into particular products. These are targeted toward the middle-priced market in China. Milk powders of the products will be sourced mainly from New Zealand, Australia or the United States. Planned production will commence on late 2011, at the Guangzhou factory.

•
Adult milk powder-series. Multi-dimensional formula for pregnant women and breast-feeding mothers, these will be designed to supplement the women with nutrition needed to ensure good health of the infant and mother. Planned production will commence on early 2012.

•
High calcium and sugar-free milk powder for mature and elderly individuals. These will be marketed as a nutritional supplement, enriched with calcium which prevents osteoporosis of elderly consumers. Planned production will commence on late 2012.

In addition to milk powder products, we also plan to produce Protein Powder specially designed for women, Grain Powder, and Rice Powder to use as a nutritional supplement. These products will all be manufactured under the brand name “Rebornne”, at the Guangzhou factory. We have also formulated an ‘Energy Drink’ to tailor to local taste, and production will begin from the end of 2010.

Market Summary

The dairy industry in China is a fast growing industry with increasing marketing demands. Currently, the Chinese dairy market exceeds US$13 billion, and is predicted to grow at a rate of 15% annually. The Chinese government understands that the consumption of dairy products improves the health, diet and well-being of the Chinese people, and recognizes its importance towards its domestic agricultural industry.

Raw Materials and Suppliers

Our business depends on maintaining a regular and adequate supply of high-quality raw materials. A key ingredient for our powdered formulas is high-quality raw milk. For our Domestic Gold Infant Formula Series produced in Guangzhou, we currently source the majority of milk powder from New Zealand, Australia and the United States. The imported milk powder is purchased in bulk (25kg bags). We generally negotiate the prices for each separate purchase on spot and do not sign long term contracts with our suppliers. In New Zealand, milk powder is purchased by our agent, Sutton Group, from Fonterra. The foreign milk powder sources ensure that the milk used is of high quality, without the presence of harmful adulterants such as melamine.

Whey protein powder is the other key ingredient used in the production of our powdered infant formula products and our other dairy-based products. Like all powdered milk producers, we use whey protein powder as the active ingredient to help reconstituted dairy-based formula to mimic the consistency of breast milk, which can constitute as much as 40.0% of the final powdered infant formula product by weight. Whey protein powder is a byproduct of cheese-making processes, and is difficult and costly to produce as a stand-alone product. Our New Zealand Gold Series uses whey powder produced from New Zealand. For our Domestic Gold Series, we obtain whey protein powder in volume from overseas sources (eg: France), as China is not a large consumer or producer of cheese and cheese products. Based on our experience, prices of milk powder and whey protein powder can fluctuate over relatively short periods of time depending on market conditions. We carefully monitor price movements and makes major purchases at times when prices are low, subject to projected customer order flow and other factors.

Many of our powdered milk products, including our powdered infant formulas, also include additives such as DHA and ARA fatty acids and other nutritional additives. DHA and ARA fatty acids are long-chain poly-unsaturated fatty acids found in breast milk that are believed to aid in the development of an infant’s brain, eyes and nervous system. Studies have suggested that DHA and ARA fortification can replicate some of the nutritional benefits of breast milk in infant formulas. Currently the DHA and ARA powders of our New Zealand Gold Series products are manufactured, and added within New Zealand, whereas we purchase these powders from foreign countries for our Domestic Gold Series products. We use vegetable oils in our dry-spraying powder infant formula production processes as a binder for the dry ingredients, helping diminish the occurrence of “lumpiness” or uneven texture when reconstituting powdered infant formula. After years of development, we have formed steady, complementary and cooperative relationships with many of our suppliers. As our sales increase, more capital will be obtained to strengthen our negotiation leverage, allowing us to acquire less expensive and quality raw materials more easily. The procurement of raw materials is mainly done through bidding and other forms of network transactions. Product packages, packaging boxes, packing cans, and other packaging materials are also mainly settled by the long-term vendors.

In most cases, we have managed to purchase all major raw materials we need from these suppliers without difficulties, and have been able to sell all the products we have produced.  We believe the suppliers of our raw materials and packaging materials will be able to keep up with our growth for the foreseeable future.

Sales and Distribution

Our market network in China include 51 dealers and 9000 point-of-sale in China, including GuangZhou, HaiKou, SanYa, MaoMing, JieYang, NanNing, SiChuan, HuNan, SuZhou, HangZhou, NingBo, ShangHai, BeiJing, DaLian, ChangChun, JiuJiang, QingDao, TengZhou, NanChang, ZhengZhou, XiAn and WenZhou, etc. Our sales staff sells to chain store head offices who distribute to their own stores. The agents sell to supermarkets. There are also strong sales online, driven by marketing letters sent out to local new families. Currently, our sales and distribution only cover a very small part of China, but we plan to cover all provinces of China in the future.

We currently employ 22 sales persons and plan to increase our sales force to 50 persons by the end of 2010.

Our milk powders manufactured in New Zealand are shipped or transported by air-flight to our headquarters in China, as required. Orders are initiated by sales people depending on their customers’ needs, and are approved by their province (regional) manager.  Regional managers combine orders from various sales people and send orders to headquarters. After confirmation of the orders from the regional managers, headquarters gives instructions to third party trucking companies to distribute products, according to the combined orders, to regional hub offices. We distribute our products from our headquarters to the sale subsidiaries in a large combined order based on region, as compiled by the regional manager.

We compensate our sales personnel through a combination of fixed salaries and bonuses determined based on sales growth.

Research and development

Our research and development activities focus on new product formulation, new ingredient development, creation of new methods to incorporate certain nutrients in our products, and improvement in product tastes and ingredient shelf stabilities. We engage in regular product refinement and new product development for our dairy-based formula products, as well as other forms of foods and nutritional supplements. Currently, new formulas of energy drinks, milk drinks and yoghurts are being developed for manufacture at the Dong Ying facility. In addition, a product series using local milk sources will be developed, priced lower compared to the currently available series, and targeting for the lower end of the market.

We utilize our research and development facilities to engage in the development of trial products that improve our technical capabilities and serve to promote our brand image. We also engage third-party research institutions to research and develop such trial products for us.

We seek to leverage our research and development resources in order to extend our new product pipeline. We believe we can accomplish this goal with new formulations and product concepts in dairy-based formula products as well as other nutritional food products and supplements.

Market Share and Competitors

The infant formula industry in China is highly competitive. We only have a small market share within China, accounting for less than 0.1% of the Chinese market. Some of our major competitors include Healtheries, Nutricia Karicare, and Natrapure. These are New Zealand imported infant formulas currently available in China, and occupy a similar market niche to us. In addition, we also compete with larger, more established multinational and domestic Chinese infant formula producers. Competitive factors include brand recognition, perceived quality, advertising, formulation, packaging and price. With the demise of Sanlu, the main infant formula brands in China include Wyeth, Dumex, MeadJohnson, Abbot, Nestle, Yili, Yashili, Shengyuan and Beingmate. According to data collected by the PRC National Commercial Information Center, or CIC, an entity affiliated with the PRC General Chamber of Commerce responsible for collecting retail sales data, the top ten brands accounted for 78.4% of total infant formulas sold in China in 2008. We seek to increase our market share within China by emphasizing our brand as a safe, foreign brand using imported milk sources.

In some aspects, we are at a competitive disadvantage because many of our current and potential competitors have longer operating histories and greater name recognition, and possess substantially greater financial, marketing and other competitive resources than we do.

Our competitors can be classified generally into the following two groups:

Multinational and New Zealand Producers

•	Nutricia, a New Zealand producer of infant formulas marketed under the brand name Karicare;
•	Abbot Laboratories’ Ross Products Division, a U.S. producer and distributor of infant formulas marketed under the brand names of Similac and Enfalac family of formulas;
•	Biolife, a producer of New Zealand infant formulas marketed under the brand name Natrapure;
•	Mead Johnson Nutrition Co., or Mead Johnson, formerly a Bristol-Myers Squibb Company Division, a U.S.;producer and distributor of the Enfamil family of formulas;
•	Groupe Danone SA’s Numico division, or Numico, a Dutch producer of baby foods, which sells and markets infant formula products in China under the Dumex brand;
•	Wyeth, a U.S. producer and distributor of infant formula sold under private label brands;
•
Nestlé Suisse SA, or Nestlé, a Swiss producer and distributor of starter and follow-up formulas, milk, cereals, oral supplements and performance foods marketed under Nestlé brands such as Carnation; and

Domestic Producers

•	Inner Mongolia Yili Industrial Group Co., Ltd., or Yili, a PRC producer and distributor of liquid and powdered milk under their Yili brand;
•	Beingmate Group Company Limited, or Beingmate, a PRC producer and distributor of infant formula products under their Beingmate brand;
•	Guangdong Yashili Group Co., Ltd., or Yashili, a PRC consumer brand marketer which sells a line of infant formula products under their Yashili brand; and
•	American Dairy, Inc., a PRC producer and distributor of milk formula products under their Feihe brand.

Growth Strategy

The growth of the business has been severely limited by the ability of the current shareholder to fund it. Since Rebornne products have built up high reputation and trust among the consumers, this will facilitate the new capital funding. In addition, to establish an invisible advertisement and confidence in physical not only required big amount capital but also time consuming. Below are our growth strategies:

•
New capital is crucial resource to the large-scale of markets in China. With this resource on hand, Rebornne could speed up the market sales volume and bring in mainly the high quality infant formula milk powder and liquid milk products.

•
Raw materials and qualified complementary documents. Rebornne could use domestic products license to manufacture large amount of milk powder to replace the 50% low-end market vacancies that caused by melamine incident and reinforce more advertisements through media by using new capital.

•
Market share. Liquid milk powder products for instance, since we already have formula, these products could be introduced into the current dealer networks and therefore salespeople could monitors new products with other products at the same time which then help to minimize the market cost.

•	Current employees from Rebornne are with high qualification and have professional milk powder formula knowledge which helps to minimize time consuming for training.

Production strategy

Since we owned most of the dairy product licenses in China, we can manufacture more different products and therefore could occupy greater market share in the future.

With our PRC product licenses, we can produce milk products  including pure milk, milk yogurt, milk drinks, fruit drinks, infant formula milk powder, middle/elder –aged formula milk powder, maternal formula milk powder, children formula milk powder, lady protein powder, children protein powder and colostrums milk powder.

The factory in Guangzhou was initially established to process New Zealand powder, but funding issues due to higher prices in New Zealand, shipping costs, and the delivery time, meant a mixture of New Zealand and other imported product from other countries is used. The owner considers a move to more New Zealand sourced powder would be desirable.

Market strategy

Rebornne has advertised about our products at the China Education Meteorological Station Advertisement, Jilin Life Desk and Yanbian Satellite TV Desk throughout the year. Our own markets are distributed around WM, ZhongBai, WuShang, JiaLeFu, RenRenLe etc.

Currently, we have sales and marketing infrastructure set up in China using sales agents, but not all of the country is covered. Throughout our sales network, our products are distributed throughout 26 provinces in China, covering more than 9,000 sale locations, including GuangZhou, HaiKou, SanYa, MaoMing, JieYang, NanNing, SiChuan, HuNan, SuZhou, HangZhou, NingBo, ShangHai, BeiJing, DaLian, ChangChun, JiuJiang, QingDao, TengZhou, NanChang, ZhengZhou, XiAn, WenZhou etc.

We also plan to enter into energy drink and functional health drink market. We are in the process of acquiring a factory in Dong Ying city in Shandong province, which will allow us to expand our products to Beijing and Northern Chinese markets. The new investment in Shandong will allow diversification into other market segments, but still using the strengths the Rebornne brand has in China.

In particular, the energy drink and functional health drink market has huge potential in China. A functional beverage can be defined as a drink product that is non-alcoholic, ready to drink and includes non-traditional ingredients in its formulation. This includes herbs, vitamins, minerals, amino acids or additional raw fruit or vegetable ingredients, so as to provide specific health benefits that go beyond general nutrition. These include sports and performance drinks, energy drinks, ready to drink (RTD) teas, enhanced fruit drinks, soy beverages and enhanced water. Up until now, the only entrants (products such as ‘V’) have not allowed for the local Asian taste preferences, so their uptake has been poor compared to western markets. Therefore, the Dong Ying facility will serve as a manufacturing base for energy drink suited to the tastes of the Chinese masses. There is considerable room for development in the Chinese energy drink and functional health drink market, and Rebornne is seizing this opportunity to capitalize this market opportunity. This is to respond to the gradual increasing demands of healthy beverages in China, and our realization that the health awareness of the Chinese people leads to an increased preference of functional beverages.

Functional beverages have become popular due to its appeal to consumers who are seeking specific health benefits in their foods and beverages with their 'healthiness-on-the-go' idea. Both convenience and health have been identified as important factors when consumers make decisions about purchasing foods and beverages. Functional drinks are promoted with benefits such as heart health, improved immunity and digestion, joint health, satiety, and energy-boosting. Provided that we market these products focusing on health and well-being, this will offer us a huge potential in product diversification and expansion.

Intellectual Property

We have obtained trademark registrations for the use of our tradename “Rebornne”, which have been registered with the Trademark Bureau of the State Administration for Industry and Commerce in PRC with respect to our milk powder products. We believe our trademarks are important to the establishment of consumer recognition of our products.

The formulations for the blends have been formulated with the co-operation of Rebornne Guangzhou, Sutton New Zealand and the Laboratory of Chinese Research. We have not registered or applied for protections in China for most of our intellectual property or proprietary technologies relating to the formulations of our powdered infant formula. Although we believe that, as of today, patents and copyrights have not been essential to maintaining our competitive market position, we intend to assess appropriate occasions in the future for seeking patent and copyright protections for those aspects of our business that provide significant competitive advantages.

Environmental Protection

Our manufacturing facilities are subject to various pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities. Our operating subsidiaries have received certifications from the relevant PRC government agencies in charge of environmental protection indicating that their business operations are in material compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Regulations

We are regulated under both national and county laws in China. The following information summarizes certain aspects of those regulations applicable to us and is qualified in its entirety by reference to all particular statutory or regulatory provisions.

Regulations at the national, province and county levels are subject to change. To date, compliance with governmental regulations has not had a material impact on our level of capital expenditures, earnings or competitive position, but, because of the evolving nature of such regulations, management is unable to predict the impact such regulation may have in the foreseeable future.

As a manufacturer and distributor of food products, we are subject to regulations of China’s Agricultural Ministry. This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. It also regulates manufacturing practices, including quality assurance programs, for foods through its current good manufacturing practices regulations, and specifies the standards of identity for certain foods, including the products we sell, and prescribes the format and content of many of the products we sell, prescribes the format and content of certain nutritional information required to appear on food products labels and approves and regulates claims of health benefits of food products.

In addition, China’s Agricultural Ministry authorizes regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. Both we and our products are also subject to province and county regulations through such measures as the licensing of dairy manufacturing facilities, enforcement of standards for its products, inspection of our facilities and regulation of its trade practices in connection with the sale of dairy products.

Employees

As of the date hereof, we have approximately 45 employees in Guangzhou, 25 in Shenzhen, and 2 in New Zealand. None of our employees is subject to a collective bargaining agreement. We consider our relationship with its employees to be good.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Relating to Our Business

MOST OF OUR BUSINESS, ASSETS AND OPERATIONS ARE LOCATED IN THE PRC.

Most of our business, assets and operations are located in the PRC. The economy of the PRC differs from the economies of most developed countries in many respects. The economy of PRC has been transitioning from a planned economy to a market-oriented economy. However, a substantial portion of productive assets in PRC is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over PRC’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Some of these measures may have a negative effect on us.

OUR PLANS TO EXPAND OUR PRODUCTION AND TO IMPROVE AND UPGRADE OUR INTERNAL CONTROL AND MANAGEMENT SYSTEM WILL REQUIRE CAPITAL EXPENDITURES IN 2010.

Our plans to expand our production and to improve and upgrade our internal control and management system will require capital expenditures in 2010. We may also need further funding for working capital, investments, potential acquisitions and joint ventures and other corporate requirements. Cash generated from our operations may not be sufficient to fund these development plans, and our actual capital expenditures and investments may significantly exceed our current planned amounts. If either of these conditions arises, we may have to seek external financing to satisfy our capital needs. We may not be able to obtain external financing at reasonable costs. Failure to obtain sufficient external funds for our development plans could adversely affect our plan to expand our production and to improve an upgrade our internal control and management system.

WE DERIVE SUBSTANTIALLY ALL OF OUR REVENUES FROM SALES IN THE PRC AND ANY DOWNTURN IN THE CHINESE ECONOMY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

Substantially all of our revenues are generated from sales in the PRC. We anticipate that revenues from sales of our products in the PRC will continue to represent the substantial portion of our total revenues in the near future. Our sales and earnings can also be affected by changes in the general economy since purchases of juice products are generally discretionary for consumers. Our success is influenced by a number of economic factors which affect disposable consumer income, such as employment levels, business conditions, interest rates, oil and gas prices and taxation rates. Adverse changes in these economic factors, among others, may restrict consumer spending, thereby negatively affecting our sales and profitability.

CONCERNS OVER FOOD SAFETY AND PUBLIC HEALTH MAY AFFECT OUR OPERATIONS BY INCREASING OUR COSTS AND NEGATIVELY IMPACTING DEMAND FOR OUR PRODUCTS.

We could be adversely affected by diminishing confidence in the safety and quality of certain food products or ingredients, even if our practices and procedures are not implicated. As a result, we may also elect or be required to incur additional costs aimed at increasing consumer confidence in the safety of our products. For example, a crisis in China over melamine-contaminated milk in 2008 has adversely impacted overall Chinese food exports since October 2008 as reported by the Chinese General Administration of Customs, even though most foods exported from China were not implicated in these issues. We believe that the contaminated milk crisis also had a negative effect on sales of our concentrated juices in fiscal year 2008.  Our success depends on our ability to maintain the product quality of our existing products and new products.  Product quality issues, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products.

GOVERNMENTAL REGULATIONS AFFECTING THE IMPORT OR EXPORT OF PRODUCTS COULD NEGATIVELY AFFECT OUR REVENUES.

The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the export of some of our products.  We do not currently export the Company’s products directly or indirectly out of the PRC. However, if we were to begin exporting our products in the future, governmental regulation of exports, or our failure to obtain required export approval for our products, could harm our international and domestic sales and adversely affect our revenues.  In addition, failure to comply with such regulations could result in penalties, costs, and restrictions on export privileges.

WE MAY EXPERIENCE MAJOR ACCIDENTS IN THE COURSE OF OUR OPERATIONS, WHICH MAY CAUSE SIGNIFICANT PROPERTY DAMAGE AND PERSONAL INJURIES.

We may experience major accidents in the course of our operations, which may cause significant property damage and personal injuries. Significant industry-related accidents and natural disasters may cause interruptions to various parts of our operations, or could result in property or environmental damage, increase in operating expenses or loss of revenue. The occurrence of such accidents and the resulting consequences may not be covered adequately, or at all, by the insurance policies we carry. In accordance with customary practice in China, we do not carry any business interruption insurance or third party liability insurance for personal injury or environmental damage arising from accidents on our property or relating to our operations other than our automobiles. Losses or payments incurred may have a material adverse effect on our operating performance if such losses or payments are not fully insured.

OUR PLANNED EXPANSION AND TECHNICAL IMPROVEMENT PROJECTS COULD BE DELAYED OR ADVERSELY AFFECTED BY, AMONG OTHER THINGS, DIFFICULTIES IN OBTAINING SUFFICIENT FINANCING, TECHNICAL DIFFICULTIES, OR HUMAN OR OTHER RESOURCE CONSTRAINTS.

Our planned expansion and technical improvement projects could be delayed or adversely affected by, among other things, difficulties in obtaining sufficient financing, technical difficulties, or human or other resource constraints. Moreover, the costs involved in these projects may exceed those originally contemplated. Costs savings and other economic benefits expected from these projects may not materialize as a result of any such project delays, cost overruns or changes in market circumstances. Failure to obtain intended economic benefits from these projects could adversely affect our business, financial condition and operating performances.

WE MAY ENCOUNTER SUBSTANTIAL COMPETITION IN OUR BUSINESS AND ANY FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

We anticipate that our competitors will continue to improve their products and to introduce new products with competitive price and performance characteristics. Aggressive marketing or pricing by our competitors or the entrance of new competitors into our markets could have a material adverse effect on our business, results of operations and financial condition.

OUR LIMITED OPERATING HISTORY MAY NOT SERVE AS AN ADEQUATE BASIS TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

Our limited operating history may not provide a meaningful basis for evaluating our business. We cannot guaranty that we will maintain profitability or that we will not incur net losses in the future. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

•	obtain sufficient working capital to support our expansion;

•	maintain or protect our intellectual property;

•	maintain our proprietary technology;

•	expand our product offerings and maintain the high quality of our products;

•	manage our expanding operations and continue to fill customers’ orders on time;

•	maintain adequate control of our expenses allowing us to realize anticipated revenue growth;

•	implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed;

•	successfully integrate any future acquisitions; and

•
anticipate and adapt to changing conditions in the milk product industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of the foregoing risks, our business may be materially and adversely affected.

WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES AND OUR FAILURE TO MANAGE GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUE AT LEVELS WE EXPECT.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our producing and marketing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTRODUCE NEW PRODUCTS, WHICH COULD DECREASE OUR PROFITABILITY.

Our future business and financial performance depends, in part, on our ability to successfully respond to consumer preference by introducing new products and improving existing products. We incur significant development and marketing costs in connection with the introduction of new products. Successfully launching and selling new products puts pressure on our sales and marketing resources, and we may fail to invest sufficient funds in order to market and sell a new product effectively.  If we are not successful in marketing and selling new products, our results of operations could be materially adversely affected.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

If adequate additional financing is not available on reasonable terms, we may not be able to undertake expansion, purchase additional machinery and purchase equipment for our operations and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our common shares can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If we need additional funding we will, most likely, seek such funding in the United States (although we may be able to obtain funding in the P.R.C.) and the market fluctuations affect on our stock price could limit our ability to obtain equity financing.

If we cannot obtain additional funding, we may be required to: (i) limit our expansion; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are favorable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to the Units.

NEED FOR ADDITIONAL EMPLOYEES.

The Company’s future success also depends upon its continuing ability to attract and retain highly qualified personnel. Expansion of the Company’s business and the management and operation of the Company will require additional managers and employees with industry experience, and the success of the Company will be highly dependent on the Company’s ability to attract and retain skilled management personnel and other employees. There can be no assurance that the Company will be able to attract or retain highly qualified personnel. Competition for skilled personnel in our industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

WE MAY NOT BE ABLE TO MEET THE INTERNAL CONTROL REPORTING REQUIREMENTS IMPOSED BY THE SECURITIES AND EXCHANGE COMMISSION RESULTING IN A POSSIBLE DECLINE IN THE PRICE OF OUR COMMON SHARES AND OUR INABILITY TO OBTAIN FUTURE FINANCING.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8934 on June 26, 2008, the Securities and Exchange Commission adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. Commencing with its annual report for the year ending March 31, 2011, we will be required to include a report of management on its internal control over financial reporting.  The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following year, our independent registered public accounting firm is required to file its attestation report separately on our internal control over financial reporting on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule.  In the event that we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the Securities and Exchange Commission, which could also adversely affect the market price of our common shares and our ability to secure additional financing as needed.

THE TRANSACTION INVOLVED A REVERSE MERGER OF A FOREIGN COMPANY INTO A FOREIGN SHELL COMPANY, SO THAT THERE IS NO HISTORY OF COMPLIANCE WITH UNITED STATES SECURITIES LAWS AND ACCOUNTING RULES.

In order to be able to comply with United States securities laws, the Company’s operating company prepared its financial statements for the first time under U.S. generally accepted accounting principles and recently had its initial audit of its financial statements in accordance with Public Company Accounting Oversight Board (United States). As the Company does not have a long term familiarity with U.S. generally accepted accounting principles, it may be more difficult for it to comply on a timely basis with SEC reporting requirements than a comparable domestic company.

CERTAIN OF OUR EXISTING STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER OUR COMPANY, AND THEIR INTERESTS MAY NOT BE ALIGNED WITH THE INTERESTS OF OUR OTHER STOCKHOLDERS.

Dairy Global, our sole officer and director, beneficially owns approximately 94.8% of our issued and outstanding common shares. Therefore, he can exercise significant control us and control the election of our directors and officers. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

DAIRY GLOBAL, OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS, HAS A CONTROLLING INFLUENCE IN US AND OUR SUBSIDIARIES, WHICH ENABLES HIM IN DETERMINING THE OUTCOME OF ANY CORPORATE TRANSACTION OR OTHER MATTERS SUBMITTED TO OUR SHAREHOLDERS FOR APPROVAL. WE CANNOT ASSURE YOU THAT MR. DAIRY GLOBAL WILL ALWAYS ACT IN THE BEST INTEREST OF THE COMPANY OR ITS SHAREHOLDERS.

Dairy Global is currently the President, Chief Executive Officer and Chairman of the Board of Directors of the Company.  Mr. Dairy Global has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Dairy Global may also have the power to prevent or cause a change in control. In addition, without the consent of Dairy Global, we could be prevented from entering into transactions that could be beneficial to us. Therefore we cannot assure you that Mr. Dairy Global will always act in the best interest of the Company or its shareholders.

OUR MANAGEMENT HAS NO EXPERIENCE IN MANAGING AND OPERATING A PUBLIC COMPANY. ANY FAILURE TO COMPLY OR ADEQUATELY COMPLY WITH FEDERAL SECURITIES LAWS, RULES OR REGULATIONS COULD SUBJECT US TO FINES OR REGULATORY ACTIONS, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our current management has no experience managing and operating a public company and relies in many instances on the professional experience and advice of third parties including its consultants, attorneys and accountants. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition.

Risks Relating to the People's Republic of China

CERTAIN POLITICAL AND ECONOMIC CONSIDERATIONS RELATING TO THE PRC COULD ADVERSELY AFFECT OUR COMPANY.

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of restrictions on currency conversion in addition to those described below.

THE RECENT NATURE AND UNCERTAIN APPLICATION OF MANY PRC LAWS APPLICABLE TO US CREATE AN UNCERTAIN ENVIRONMENT FOR BUSINESS OPERATIONS AND THEY COULD HAVE A NEGATIVE EFFECT ON US.

The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects.

For example, Chinese laws and regulations concerning the validity of the contractual arrangements are uncertain, as many of these laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement by the Chinese government may involve substantial uncertainty. Additionally, our contractual arrangements are governed by Chinese laws and provide for the resolution of disputes through arbitration proceedings pursuant to Chinese laws. If Longkang or its stockholders fail to perform the obligations under the contractual arrangements, we may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies. The legal environment in China is not as developed as in other jurisdictions. As a result, uncertainties in the legal system could limit our ability to enforce the contractual arrangements. Therefore our contractual arrangements may not be as effective in providing control over Longkang as direct ownership. Due to such uncertainty, we may have to take such additional steps in the future as may be permitted by the then applicable law and regulations in China to further strengthen our control over or toward actual ownership of Longkang or its assets. Because we rely on Longkang for our revenue, any termination of or disruption to these contractual arrangements could detrimentally affect our business.

CURRENCY CONVERSION COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Furthermore, the Renminbi is not freely convertible into foreign currencies nor can it be freely remitted abroad. Under the PRC’s Foreign Exchange Control Regulations and the Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, Foreign Invested Enterprises are permitted either to repatriate or distribute its profits or dividends in foreign currencies out of its foreign exchange accounts, or exchange Renminbi for foreign currencies through banks authorized to conduct foreign exchange business. The conversion of Renminbi into foreign exchange by Foreign Invested Enterprises for recurring items, including the distribution of dividends to foreign investors, is permissible. The conversion of Renminbi into foreign currencies for capital items, such as direct investment, loans and security investment, is subject, however, to more stringent controls.

Our operating company is a FIE to which the Foreign Exchange Control Regulations are applicable. Accordingly, we will have to maintain sufficient foreign exchange to pay dividends and/or satisfy other foreign exchange requirements.

EXCHANGE RATE VOLATILITY COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable, most of the time in the region of approximately RMB8.28 to $1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar and, the exchange rate for the Renminbi against the U.S. dollar became RMB8.02 to $1.00. If we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced. There can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

SINCE MOST OF OUR ASSETS ARE LOCATED IN PRC, ANY DIVIDENDS OF PROCEEDS FROM LIQUIDATION IS SUBJECT TO THE APPROVAL OF THE RELEVANT CHINESE GOVERNMENT AGENCIES.

Our assets are predominantly located inside PRC. Under the laws governing Foreign Invested Enterprises in PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to the relevant government agency’s approval and supervision as well as the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

IT MAY BE DIFFICULT TO AFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON OUR COMPANY AND OUR OFFICERS AND DIRECTORS BECAUSE THEY RESIDE OUTSIDE THE UNITED STATES.

As our operations are presently based in PRC and our director and officer resides in PRC, service of process on our company and such director and officer may be difficult to effect within the United States. Also, our main assets are located in PRC and any judgment obtained in the United States against us may not be enforceable outside the United States.

AN OUTBREAK OF AVIAN INFLUENZA, THE H1N1 “SWINE-FLU” VIRUS, A REOCCURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME (“SARS”), OR ANOTHER WIDESPREAD PUBLIC HEALTH PROBLEM, COULD ADVERSELY AFFECT OUR OPERATIONS.

A more widespread outbreak of the H1N1 virus, avian influenza or a renewed outbreak of SARS or any other widespread public health problem in the PRC, where all of our operations are conducted, could have an adverse effect on our operations. If such an outbreak were to occur, our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices, that would adversely disrupt our operations.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH WE MUST CONDUCT OUR BUSINESS ACTIVITIES.

We are dependent on our relationship with the local government in the province in which we operate our business. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our ability to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Risks Associated with Our Securities

IN ORDER TO RAISE SUFFICIENT FUNDS TO CONTINUE OPERATIONS, WE MAY HAVE TO ISSUE ADDITIONAL SECURITIES AT PRICES WHICH MAY RESULT IN SUBSTANTIAL DILUTION TO OUR SHAREHOLDERS.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of common shares outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our common shares. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

WE ARE NOT LIKELY TO PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate. Should we determine to pay dividends in the future, our ability to do so will depend upon the receipt of dividends or other payments from our PRC subsidiaries. The PRC subsidiaries may, from time to time, be subject to restrictions on its ability to make distributions to us, including restrictions on the conversion of RMB into New Zealand dollars and U.S. dollars or other hard currency and other regulatory restrictions.

WE ARE SUBJECT TO THE PENNY STOCK RULES WHICH WILL MAKE THE OUR COMMON SHARES MORE DIFFICULT TO SELL.

We are subject to the SEC’s “penny stock” rules as our common shares sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our common shares. As long as our common shares are subject to the penny stock rules, the holders of such common shares may find it more difficult to sell their securities.

ITEM 2.       DESCRIPTION OF PROPERTY

Our corporate headquarters is located at Level 23, 120 Albert Street, Auckland City, Aukland, New Zealand 1010. We rent our office until February 2011 for $3,170 per month.

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

ITEM 4.       (REMOVED AND RESERVED)

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

YEAR	QUARTER	HIGH	LOW

2008	First	$1.25	$0.50
2008	Second	$1.25	$0.50
2008	Third	$0.45	$0.35
2008	Fourth	$0.35	$0.20

YEAR	QUARTER	HIGH	LOW

2009	First	$0.20	$0.20
2009	Second	$0.15	$0.06
2009	Third	$0.15	$0.06
2009	Fourth	$0.15	$0.10

YEAR	QUARTER	HIGH	LOW

2010	First	$0.35	$0.08
2010	Second	$1.01	$0.25

Holders

There are approximately 300 holders of our Common Stock.

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

Equity Compensation Plan Information

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended March 31, 2010 and 2009, should be read in conjunction with the Selected Consolidated Financial Data, our financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-KT. References in this section to “we,” “us,” “our,” or the “Company” are to the consolidated business of Rebornne (USA) Inc..

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-KT. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

We operate our business through Rebornne NZ, which was incorporated in Auckland, New Zealand in 2001 by its sole shareholder and owner Dairy Global.  Rebornne NZ is a growing dairy product company in New Zealand with subsidiaries in the People’s Republic of China (PRC). We produce, market, and sell our products under the “Rebornne” brand name. We focus on selling New Zealand produced colostrums and infant formula products in China, which included both premium and a more affordable series, targeted towards the general masses. In order to sell our products, we have established an extensive sales and distribution network nationwide, covering a total of 9,000 (increasing) sale locations throughout China.

RESULTS OF OPERATIONS

The Company did not have any operating income from January 1, 2010 through March 31, 2010 and the Company recognized a net income (loss) of $477,102 from January 1, 2010 to March 31, 2010 and $(48,420) from January 1, 2009 to March 31, 2009. Since inception, the Company recognized total net loss of $47,682 until January 31, 2010. Expenses from inception were comprised of costs mainly associated with legal, accounting and general and administrative fees.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company is in the development stage with no operations, a net loss of $2,665,444 from inception, a stockholders' deficiency of $14,300, and a working capital deficiency of $14,300.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

As of March 31, 2010, we do not have any asset.  We have total liabilities of $14,300 as accounts payable.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our financial statements included in this annual report on Form 10-KT for the year ended March 31, 2010. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.       FINANCIAL STATEMENTS

Rebornne (USA), Inc.

To:           The Stockholder and Board of Directors
 Rebornne (USA), Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Rebornne (USA), Inc. as of March 31, 2010, and the related consolidated statement of operations, changes in stockholder’s equity, and cash flows for the three-month period ended March 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rebornne (USA), Inc. as of March 31, 2010 and the results of its operations and cash flows for the three-month period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company is in the development stage, has incurred substantial losses, and has working capital and stockholders’ deficiency, all of which raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The comparative amounts were reported by another accountant, Webb & Company P.A., based in Boynton Beach, Florida.

San Mateo, California	Samuel H. Wong & Co., LLP
September 6, 2010	Certified Public Accountants

Rebornne (USA), Inc. (F/K/A/BTX Holdings, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
As at March 31, 2010 and December 31, 2009
(Stated in US Dollars)

ASSETS	3/31/2010	12/31/2009
Current Assets
Cash	$-	$352
Total Current Assets	-	352

TOTAL ASSETS	$-	$352

LIABILITIES
Current Liabilities
Accounts payable	$14,300	$140,539
Accrued payroll	-	434,130
Accrued interest	-	33,715
Notes payable- related parties	-	73,370
Notes payable	-	50,000
Total Current Liabilities	14,300	731,754
TOTAL LIABILITIES	14,300	731,754

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,463,003 and 713,003 shares issued and outstanding, respectively	1,463	713
Additional paid in capital	2,649,681	2,410,431
Accumulated deficit during development stage	(2,665,444)	(3,142,546)
TOTAL STOCKHOLDERS’ EQUITY	(14,300)	(731,402)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$352

See Notes to Consolidated Financial Statements

Rebornne (USA), Inc. (F/K/A/ BTX Holdings, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
For the Three-Month Periods ended March 31, 2010 and 2009

	Notes	3/31/2010	3/31/2009
Revenue
Sales		$-	$-

Operating Expenses
Professional fees		21,175	6,645
Salaries		12,500	37,500
General and administrative		1,341	496
Total Operating Expenses		35,016	44,641

Loss from Operations		(35,016)	(44,641)

Other Income (Expenses)
Interest expense		-	(3,779)
Gain on settlement of debt		3,313	-
Gain on sale of subsidiary	2	508,805	-
Total Other Income (Expenses)		512,118	(3,779)
Income / (Loss) Before Provision for Income Taxes		477,102	(48,420)

Provision for income taxes		-	-

Net Income / (Loss)		$477,102	$(48,420)

Earnings / (loss) per share - basic and diluted		$0.59	$(0.06)

Weighted average number of shares outstanding during the period - basic and diluted		805,850	747,970

See Notes to Consolidated Financial Statements

 Rebornne (USA), Inc. (F/K/A/ BTX Holdings, Inc.)
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
For The Period from January 1, 2009 to March 31, 2010

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total
Balance, January 1, 2009	748,165	748	2,410,396	(2,955,331)	(544,187)
Cancellation of common stock	(35,162)	(35)	35	-	-
Net loss for the year ended December 31,2009	-	-	-	(187,215)	(187,215)
Balance, December 31, 2009	713,003	713	2,410,431	(3,142,546)	(731,402)

Balance, January 1, 2010	713,003	713	2,410,431	(3,142,546)	(731,402)
Sale of common stock	750,000	750	239,250	-	240,000
Net income, for the three-month period ended March 31, 2010	-	-	-	477,102	477,102
Balance, March 31, 2010	1,463,003	1,463	2,649,681	(2,665,444)	(14,300)

Comprehensive income	12/31/2009	3/31/2010	Total
Net income (loss)	(187,215)	477,102	289,887

See Notes to Consolidated Financial Statements

Rebornne (USA), Inc. (F/K/A/BTX Holdings, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Three-Month Periods Ended March 31, 2010 and 2009
(Stated in US Dollars)

	3/31/2010	3/31/2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (loss)	$477,102	$(48,420)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation expense	-	157
Gain on sale of subsidiary	(508,805)	-
Changes in operating assets and liabilities:
(Increase) / Decrease in accrued payroll	12,500	37,500
Increase / (Decrease) in accrued interest	-	3,351
Increase / Decrease in accounts payable	(39,839)	5,039
Net Cash Used In Operating Activities	(59,042)	(2,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment to Scott Silverman upon sale of subsidiary	(181,310)	-
Net Cash Used In Investing Activities	(181,310)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable related party	-	2,350
Proceeds from issuance of common stock	240,000	-
Net Cash Provided By Financing Activities	240,000	2,350

Net Decrease In Cash and Cash Equivalents	(352)	(23)
Cash And Cash Equivalents At Beginning Of Period	352	53

Cash And Cash Equivalents At End Of Period	$-	$30

See Notes to Consolidated Financial Statements

Rebornne (USA), Inc. (F/K/A/ BTX Holdings, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization

Rebornne (USA), Inc. (F/K/A/ BTX Holdings, Inc.) (the “Company”) was incorporated under the laws of the State of Florida on April 24, 2003.

BioTex Corporation (F/K/A YB Holdings, Inc.), a development stage company and a wholly owned subsidiary of the Company, was established in 2003 to develop and employ technologies from around the world to process biomass (plant derived) waste, extract the usable fractions, and then utilize or sell those extractions for varied applications or in further processes.

Activities during the development stage include developing the business plan, acquiring technology and raising capital.

Pursuant to a share purchase agreement, dated December 30, 2005, BioTex Corporation, consummated an agreement with the Company, pursuant to which BioTex Corporation, exchanged all of its 180,551 then issued and outstanding shares of common stock for 180,551 shares or approximately 89% of the common stock of the Company. This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, BioTex Corporation, is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of BioTex Corporation, with the net assets the Company deemed to have been acquired and recorded at its historical cost. The statements of operations include the results of BioTex Corporation for the three months ended March 31, 2010 and 2009.

 (B) Reclassification of prior year amounts

Certain prior year amounts have been reclassified to reflect current year’s presentation.

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

(E) Earnings / Loss Per Share

Basic and diluted earnings / loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260 Earnings Per Share.  As of March 31, 2010 and 2009 common share equivalents of 70,325 and stock and options were anti-dilutive and not used in the calculation of diluted net earnings / loss per share.

(F) Consolidation

The accompanying consolidated financial statements include the accounts of Rebornne (USA), Inc and its wholly owned subsidiary BioTex Corporation through January 29, 2010, the date of the sale and spin off, for the purposes of comparison to prior periods.  All prior periods presented contain the consolidated transactions of the Company and its wholly owned subsidiary.

All inter-company transactions and balances have been eliminated on consolidation.

Rebornne (USA), Inc. (F/K/A/ BTX Holdings, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009

 (G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Long-Lived Assets

The Company accounts for long-lived assets under the FASB Accounting Standards Codification No.’s 350 and 360 Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”).Intangibles – Goodwill and Other and Property, Plant and Equipment.  In accordance with FASB ASC No.’s 350 and 360, SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.   No impairment loss has been recognized for the year ended December 31, 2009 and for the three-month period ended March 31, 2010.

(I) Fair Value of Financial Instruments

The carrying amounts of the Company's accounts payable, accrued expenses, notes payable related parties, and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

(J) Recent Accounting Pronouncements

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 – Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the adoption of FASB ASC No. 860.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 810 – Consolidation. FASB ASC No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the adoption of FASB ASC No. 810.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 105-GAAP.   The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105. All other accounting literature not included in the Codification is nonauthoritative.  The Adoption of FASB ASC No. 105 did not have an impact on the financial statements.

Rebornne (USA), Inc. (F/K/A/ BTX Holdings, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
NOTE 2    SALE OF SUBSIDIARY

On January 29, 2010, the Company entered into a Stock Purchase Agreement with Rebornne New Zealand Ltd., pursuant to which, the Company spun-off and sold the Company’s wholly owned subsidiary, BioTex Corporation to Scott Silverman, the President of the Company, in exchange for (i) the forgiveness of accrued salary of $397,169 owed to him as of January 29, 2010, (ii) the return and cancellation of his outstanding stock options and (iii) the cancellation of his Employment Agreement.  The Company recorded a $508,805 gain on the sale of BioTex Corporation due to the assumption of the following assets and liabilities attributable to BioTex Corporation as of the date of the spin-off and sale.  The following table sets forth the calculation of the gain:

Cash in Escrow	$181,310
Notes Payable	(50,000)
Notes Payable-Related Party	(73,370)
Accrued Interest	(35,062)
Accounts Payable and Accrued Expenses (Sub)	(85,053)
Accrued Salary	(446,630)

TOTAL	$(508,805)

NOTE 3    STOCKHOLDERS' EQUITY

 (A) Common Stock Issued for Cash

On March 19, 2010, pursuant to a Stock Purchase Agreement entered into by the Company and Rebornne New Zealand, Ltd. on January 29, 2010, the Company issued 750,000 post-split shares (approximately 51%) for $0.32 per share for an aggregate purchase price of $240,000.  The transaction has been accounted for as a purchase by Rebornne New Zealand Ltd of Rebornne (USA), Inc.

(B) Reverse Stock Split

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

NOTE 4    GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company is in the development stage with no operations, a net loss of $2,665,444 from inception, a stockholders' deficiency of $14,300, and a working capital deficiency of $14,300.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 5   SUBSEQUENT EVENT

In April, 2010, a related party contributed additional paid in capital of $18,125 for the payment of accounts payable.

On May 28, 2010, the Company entered into a share exchange agreement with Rebornne New Zealand Ltd.   Pursuant to the share exchange agreement, the Company issued 26,546,997 shares in exchange for all of Rebornne New Zealand’s issued and outstanding shares.  Rebornne New Zealand Ltd. became a wholly owned subsidiary of the Company and Rebornne New Zealand Ltd. became the Company’s controlling stockholder.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Webb & Company, P.A. (“Webb”) served as our independent auditor in connection with the audits of the Company’s financial statements for the fiscal years ended December 31, 2009 and 2008, and review of the subsequent interim period through May 28, 2010.  In connection with the Share Exchange, our board of directors recommended and approved the appointment of Samuel H. Wong & Co., LLP (“SHW”) as the independent auditor for the Company and Rebornne NZ.

During the fiscal years ended December 31, 2009 and 2008 and through the date hereof, neither us nor anyone acting on our behalf consulted SHW with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to us or oral advice was provided that SHW concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, no reports required to be filed were timely filed in fiscal year ended March 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers during the years ended March 31, 2010 and 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Scott Silverman (1)	2010	$150,000	0	0	0	0	0	0	$150,000
Former President, CEO & CFO	2009	$150,000	0	0	0	0	0	0	$150,000

Dairy Global President, CEO, CFO & Chairman	2010	$-	-	-	-	-	-	-	$-

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

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through October 6, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending October 6, 2010 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (‘LTIP’) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

As of the date of filing, we have 28,800,000 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Dairy Global (4)	27,296,997	94.8%
All Executive Officers and Directors as a group (1 person)	27,296,997	94.8%

(1)
Unless otherwise indicated, the persons or entities identified herein have sole voting and investment power with respect to the shares shown as beneficially held by them, subject to community property laws where applicable.

(2)	The address is c/o Rebornne New Zealand Limited, Level 23, 120 Albert Street, Auckland City, Auckland, New Zealand Postal Code: 1010.

(3)
Applicable percentage of ownership is based on 28,800,000 shares of common stock issued and outstanding after the transaction contemplated by the Purchase Agreement. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Act of 1934 and generally includes voting or investment power with respect to such securities. Common stock subject to securities exercisable for or convertible into common stock that are currently exercisable or exercisable within sixty (60) days are deemed to be beneficially owned by the person holding such options, warrants, rights, conversion privileges or similar obligations, for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our ordinary shares; or

(D)	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

Effective May 28, 2010, we engaged Samuel H. Wong & Co., LLP as our independent registered public accounting firm to examine our financial statements for the three months ended March 31, 2010.  Webb and Company, P.A. was our independent registered public accounting firm engaged to examine the Company’s financial statements for the fiscal year ended December 31, 2009.

The audit fee of Samuel H. Wong & Co., LLP is $5,000 for professional services rendered for the audit of our financial statements for the three months ended March 31, 2010. Webb and Company, P.A. was paid aggregate fees of approximately $8,201 for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2009.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-8 of this report.

Report of Independent Registered Public Accounting Firm— Samuel H. Wong & Co., LLP
Balance Sheets
Statements of Income and Comprehensive Income
Statements of Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement by and between the Company, Rebornne NZ, and the Rebornne NZ Shareholders, dated May 28, 2010 (1)
3.1	Certificate of Incorporation (2)
3.2	By Laws (2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1) Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010.
(2) Incorporated by reference to the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on November 7, 2003.

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

REBORNNE (USA) INC

Date: October 6, 2010	By:	/s/ Dairy Global
Dairy Global
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ Dairy Global	Chairman of the Board of Directors, CEO, CFO,
	Dairy Global	Controller and Principal Accounting Officer	October 6, 2010