Form 10-Q
period 2010-09-30
Rebornne (USA), Inc.
filed 2010-11-22
CIK 1268238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐        No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 22, 2010:  54,800,000 shares of common stock.

REBORNNE (USA), INC.

FORM 10-Q

September 30, 2010

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

Rebornne (USA), Inc.

Unaudited Consolidated Financial Statements

September 30, 2010 and March 31, 2010

(Stated in US Dollars)

Rebornne (USA), Inc.

To:          The Stockholder and Board of Directors
Rebornne (USA), Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Rebornne (USA), Inc. as of September 30, 2010 and March 31, 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the six-month periods ended September 30, 2010 and March 31, 2010. These interim financial statements are the responsibility of the Company's management.

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

San Mateo, California                                                                                         Samuel H. Wong & Co., LLP
October 20, 2010                                                                                                Certified Public Accountants

Rebornne (USA), Inc.
Consolidated Balance Sheets
As of September 30 and March 31, 2010
(Stated in US Dollars)

ASSETS	Notes	9/30/2010	3/31/2010
Current Assets
Cash and Cash Equivalents		$850,219	$385,445
Accounts Receivable		25,731	1,926
Other Receivable		60,067	27,221
Inventories	3	1,505,410	429,738
Advance to Suppliers		76,795	55,753
Related Parties Receivable	4	615,021	174,543
Total Current Assets		3,133,243	1,074,626
Non-Current Assets
Property, Plant & Equipment, net	5	2,262,836	2,286,977
Long-Term Investment	6	29,970	29,970
Other Assets		10,451	2,984
TOTAL ASSETS		5,436,500	$3,394,557

LIABILITIES
Current Liabilities
Accounts Payable		$817,993	$18,502
Taxes Payable	7	839,882	622,288
Other Payable		543,250	61,573
Current Portion of Long-term Debt	9	8,101	-
Related Party Payable	8	746,796	973,385
Customer Deposits		543,446	69,107
Total Current Liabilities		3,499,468	1,734,855
Non-Current Liabilities
Long-term Debt	9	56,339	-
TOTAL LIABILITIES		3,555,807	1,734,855

STOCKHOLDER’S EQUITY
Preferred Stock ($0.001 par value, 10,000,000 shares authorized, 0 share issued and outstanding at September 30 and March 31, 2010) Common Stock ($0.001 par value, 100,000,000 shares authorized, 26,546,997 shares authorized issued and outstanding at September 30 and March 31, 2010)	26,547	26,547
Additional Paid in Capital	835	835
Retained Earnings	1,792,293	1,634,480
Accumulated Other Comprehensive Income	61,018	(2,160)
TOTAL STOCKHOLDER’S EQUITY	1,880,693	1,659,702

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,436,500	$3,394,557

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Operations
For the three and six-month periods ended September 30, 2010 and 2009
(Stated in US Dollars)

		3 Months	6 Months	3 Months	6 Months
		Ended	Ended	Ended	Ended
	Note	9/30/2010	9/30/2010	9/30/2009	9/30/2009
Revenue
Sales		$1,708,684	$2,727,464	$1,114,644	$2,403,455
Cost of Goods Sold		967,299	1,351,602	560,606	1,308,213
Gross Profit		741,385	1,375,862	554,038	1,095,242

Operating Expenses
Selling Expenses		91,376	321,240	316,590	515,433
General & Administrative Expenses		489,545	891,997	223,497	449,828
Total Operating Expenses		580,921	1,213,237	540,087	965,261

Operating Income		160,464	162,625	13,951	129,981

Other Income (Expenses)
Other Income		1	241	853	853
Other Expenses		(3,651)	(3,775)	-	(90)
Interest Income		145	201	8	8
Interest Expense		(1,479)	(1,479)	(1,659)	(3,601)
Total Other Income (Expenses)		(4,984)	(4,812)	(798)	(2,830)

Earnings before Tax		155,480	157,813	13,153	127,151

Income Tax		-	-	-	-

Net Income		$155,480	$157,813	$13,153	$127,151

Earnings per share
- Basic		0.01	0.01	0.00	0.00
- Diluted		0.01	0.01	0.00	0.00

Weighted average shares outstanding
- Basic		26,546,997	26,546,997	26,546,997	26,546,997
- Diluted		26,546,997	26,546,997		26,546,997

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Changes in Stockholder’s Equity
As of September 30, 2010 and March 31, 2010
 (Stated in US Dollars)

					Accumulated
	Number		Additional		Other
	of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balance at April 1, 2009	26,546,997	$26,547	$835	$2,519,984	$9,748	$2,557,114
Net Income	-	-	-	334,573	-	334,573
Distribution of Dividends	-	-	-	(1,220,077)	-	(1,220,077)
Foreign Currency Translation Adjustment	-	-	-	-	(11,908)	(11,908)
Balance at March 31, 2010	26,546,997	$26,547	$835	$1,634,480	$(2,160)	$1,659,702

Balance at April 1, 2010	26,546,997	$26,547	$835	$1,634,480	$(2,160)	$1,659,702
Net Income	-	-	-	157,813	-	157,813
Distribution of Dividends	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	63,178	63,178
Balance at September 30, 2010	26,546,997	$26,547	$835	$1,792,293	$61,018	$1,880,693

	Comprehensive Income		Accumulated
	9/30/2010	3/31/2010	Total
Net Income	$157,813	$334,573	$492,386
Foreign Currency Translation Adjustment	63,178	(11,908)	51,270
	$220,991	$322,665	$543,656

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Cash Flows
As of September 30, 2010 and March 31, 2010
 (Stated in US Dollars)

	3 Months	6 Months	3 Months	6 Months
	Ended	Ended	Ended	Ended
	9/30/2010	9/30/2010	9/30/2009	9/30/2009
Cash Flows from Operating Activities
Cash Received from Customers	$2,244,155	$3,145,151	$1,133,584	$2,383,243
Cash Paid to Suppliers & Employees	(2,079,192)	(2,757,411)	(1,051,943)	(1,370,842)
Cash Paid for Selling Expenses	30,020	(140,418)	(24,574)	(357,383)
Cash Received for Other Income	1	241	853	853
Cash Paid for Other Expenses	(3,651)	(3,775)	-	(90)
Interest received	145	201	8	8
Interest paid	(1,479)	(1,479)	(1,659)	(3,601)
VAT and Other Tax (Payments)/Refunds Received	97,267	217,594	110,764	53,291
Cash Sourced/(Used) in Operating Activities	287,266	460,104	167,033	705,479

Cash Flows from Investing Activities
Purchase of Intangible Assets	-	-	(440)	(586)
Purchase of Property, Plant, and Equipment	(40,628)	(51,954)	(158,703)	(302,136)
Proceeds from Disposal of Property, Plant and Equipment	3,100	3,100	-	-
Purchase of Other Assets	-	(7,467)	(4)	(4)
Payment for long-term investment	-	-	(30,299)	(30,299)
Cash Used/(Sourced) in Investing Activities	(37,528)	(56,321)	(189,446)	(333,025)

Cash Flows from Financing Activities
Payment of Long-term Debt	(2,187)	(2,187)	-	-
Cash Sourced/(Used) in Financing Activities	(2,187)	(2,187)	-	-

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year	247,551	401,596	(22,413)	372,454

Effect of Other Comprehensive Income	906	63,178	68,424	13,100

Cash & Cash Equivalents at Beginning of Period	601,762	385,445	343,207	3,664

Cash & Cash Equivalents at End of Period	850,219	850,219	389,218	389,218

Non-cash Investing Activity
Purchase of Motor Vehicle by Way of Long-term Debt	66,628	66,628	-	-

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Reconciliation of Net Income to Cash Sourced/(Used) in Operations
For the three- and six-month periods ended September 30, 2010 and 2009
(Stated in US Dollars)

	3 Months	6 Months	3 Months	6 Months
	Ended	Ended	Ended	Ended
	9/30/2010	9/30/2010	9/30/2009	9/30/2009

Net Income	$155,480	$157,813	$13,153	$127,151

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Depreciation	67,209	136,351	73,274	135,510
Loss on Disposal of Property, Plant and Equipment	3,271	3,271	-	-
Decrease/(Increase) in Accounts Receivable	56,044	(23,805)	16,309	(26,720)
Decrease/(Increase) in Other Receivable	71,244	(32,846)	(12,580)	(27,318)
Decrease/(Increase) in Inventories	(983,415)	(1,090,300)	73,544	195,045
Decrease/(Increase) in Advance to Suppliers	(57,547)	(21,042)	(90,698)	23,259
Decrease/(Increase) in Related Parties Receivable	(413,780)	(440,478)	143,045	(60,352)
Decrease/(increase) in prepaid expenses	-	14,628	5,703	-
Increase/(Decrease) in Accounts Payable	709,771	799,491	(118,203)	(25,183)
Increase/(Decrease) in Taxes Payable	97,267	217,594	105,062	53,291
Increase/(Decrease) in Other Payable	464,697	481,677	75,698	82,891
Increase/(Decrease) in Related Party Payable	(291,157)	(216,589)	(132,483)	306,937
Increase/(Decrease) in Customer Deposits	408,182	474,339	15,209	33,826

Total of all adjustments	131,786	302,291	153,880	578,328

Cash Sourced (Used) in Operation	$287,266	$460,104	$167,033	$705,479

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the six-month periods ended September 30, 2010 and March 31, 2010

1.	The Company and Principal Business Activities

Rebornne (USA), Inc. (the “Company”), formerly BTX Holdings, Inc., is a holding company whose primary business operations are conducted through its operating subsidiaries Rebornne New Zealand Ltd. (“Rebornne NZ”), Rebornne (Guangzhou) Diary Company (“Rebornne Guangzhou”), Rebornne (Shenzhen) Dairy Company (“Rebornne Shenzhen”) and Shenzhen Xin Sheng Advertising and Strategy Ltd. (“Shenzhen Xin Sheng”).

Rebornne NZ is principally engaged in formulation and production of milk powder and colostrums tablets for infants.  Rebornne NZ markets its products under the Rebornne brand name.   The Company sells to distributors in New Zealand and China.  Rebornne Guangzhou has production facilities in Guangzhou, China.  It blends and produces mainly milk powder by using Rebornne NZ’s formulations.  It packages the final milk powder products and sells them throughout China under the Rebornne brand name.   Rebornne Shenzhen operates a retail store in Shenzhen, China.  It mainly sells packaged milk powder products as well as health food.  It also has a warehouse in Shenzhen to stock its inventories.  Shenzhen Xin Sheng was set up by the Company on July 16, 2010 and it is in the business of providing advertising services.
.
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
As of and for the six-month periods ended September 30, 2010 and March 31, 2010

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

As of September 30, 2010, the detailed identities of the consolidated subsidiaries are as follows:

Name of Entity	Date of Incorporation	Place of Incorporation	Attributable Equity Interest	Registered Capital

Rebornne New Zealand Ltd.	December 17, 2001	New Zealand	100%	NZD $2,000
Rebornne (Guangzhou) Dairy Company	July 10, 2006	PRC	100%	USD $1,380,000
Rebornne (Shenzhen) Dairy Company	January 18, 2010	PRC	100%	USD $100,000
Shenzhen Xin Sheng Advertising and Strategy Ltd.	July 16, 2010	PRC	100%	RMB $500,000

(C)	Use of Estimates

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
As of and for the six-month periods ended September 30, 2010 and March 31, 2010

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

Property, plant, and equipment are depreciated using the straight-line or declining balance method over their estimated useful lives.  Their useful lives are as follows:

Fixed Assets Classification	Useful Lives
Property and Leasehold Improvements	10 Years
Equipment and Furniture	2.5 to 10 Years
Motor Vehicles	4 Years

(I)	Long-Term Investment

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
As of and for the six-month periods ended September 30, 2010 and March 31, 2010

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
As of and for the six-month periods ended September 30, 2010 and March 31, 2010

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

(P)	Advertising Expenses

Costs related to advertising and promotion expenditures are expensed as incurred during the year.  Advertising costs are charged to selling expense.

(Q)	Retirement Plan

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

In respect of the Company and its subsidiaries domiciled and operated in New Zealand and the People’s Republic of China, the taxation of these entities is summarized below:

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the six-month periods ended September 30, 2010 and March 31, 2010

Entities	Countries of Domicile	Income Tax Rate
Rebornne (USA), Inc.	United States	15.00% - 35.00%
Rebornne New Zealand Limited	New Zealand	30.00%
Rebornne (Guangzhou) Dairy Company	PRC	25.00%
Rebornne (Shenzhen) Dairy Company	PRC	25.00%
Shenzhen Xin Sheng Advertising and Strategy Ltd.	PRC	25.00%

(S)	Foreign Currency Translation

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

Exchange Rates	09/30/10	03/31/10	09/30/09
Period end RMB : US$ exchange rate	6.6981	6.8361	6.8376
Average period RMB : US$ exchange rate	6.8068	6.8383	6.8411

Period end NZD : US$ exchange rate	1.3548	1.4073	1.3947
Average period HKD : US$ exchange rate	1.4110	1.4845	1.4886

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the six-month periods ended September 30, 2010 and March 31, 2010

(T)	Financial Instruments

The Company’s financial instruments are cash and cash equivalents, accounts receivable, other receivable, advances to suppliers, related parties receivable, accounts payable, other payable and related party payable. The recorded values of these financial instruments approximate their fair values due to their short-term nature.

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

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the six-month periods ended September 30, 2010 and March 31, 2010

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends the application and disclosure requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement 125 (“SFAS 140”), removes the concept of a “qualifying special purpose entity” from SFAS 140 and removes the exception from applying FASB Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46(R)”) to qualifying special purpose entities. SFAS 166 is effective for the first annual reporting period that begins after November 15, 2009, and early adoption is not permitted. The adoption of this standard is not anticipated to have a material impact on the financial position, results of operations or cash flows of the Company.

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

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 replaces the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities. The provisions of ASU 2009-17 are to be applied beginning in the first fiscal period beginning after November 15, 2009. The Company adopted ASU 2009-17 on January 1, 2010 and does not anticipate that the adoption of this standard will have a material effect on the financial position, results of operations, or cash flows of the Company.

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

(V)	Subsequent Events

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the six-month periods ended September 30, 2010 and March 31, 2010

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

3.	Inventories

	09/30/2010	3/31/2010
Raw materials	$270,639	$49,808
Finished goods	1,234,771	379,930
	$1,505,410	$429,738

4.	Related Parties Receivable

	09/30/2010	03/31/2010

Rebornne Trading Company Limited	$46,840	$48,004
Rebornne Dairy Dongying Company	179,628	126,539
Pai Cun (Guangzhou) Health Limited	388,553	-
	$615,021	$174,543

The Company, Pai Cun (Guangzhou) Health Limited and Rebornne Trading Company Limited have common shareholders, whereas Rebornne NZ has an ownership interest in Rebornne Dairy Dongying Company.   The amounts due from these related parties have no specific terms of repayment and are non-interest bearing and unsecured.

5.	Property, Plant, and Equipment

		Accumulated
9/30/2010	Cost	Depreciation	Net
Property and Leasehold Improvements	$784,200	$210,502	$573,698
Equipment and Furniture	1,679,901	312,536	1,367,365
Motor Vehicles	378,572	56,799	321,773
	$2,842,673	$579,837	$2,262,836

		Accumulated
3/31/2010	Cost	Depreciation	Net
Property and Leasehold Improvements	$765,056	$96,457	$668,599
Equipment and Furniture	1,638,590	221,329	1,417,261
Motor Vehicles	323,544	122,427	201,117
	$2,727,190	$440,213	$2,286,977

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the six-month periods ended September 30, 2010 and March 31, 2010

6.	Long-Term Investment

In April 2008, Rebornne NZ entered into an agreement to acquire 60% interest in Rebornne Dairy Dongying Company (“Rebornne Dongying”).  Rebornne Dongying is located is Shandong, PRC.  Rebornne Dongying’s primary business activity is production of fresh milk.  As consideration for the 60% interest, Rebornne NZ committed to contribute $2,303,945 (RMB$15,750,000) in capital by April 29, 2010.  As of September 30, 2010, the Company has contributed $29,970 in cash.  The Company has also contributed a milk powder formulation to Rebornne Dongying. The milk powder formulation has been appraised at $841,123 (RMB$5,750,000).

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

The cash contribution made by Rebornne NZ does not exceed 20% of the net assets of Rebornne Dongying.  Neither the Company nor Rebornne NZ has not been able to exert significant influence over Rebornne Dongying in terms of management of the finances and business operations for the periods presented; therefore, in light of the foregoing circumstance, the Company, at September 30, 2010 and March 31, 2010, has accounted for its investment in Rebornne Dongying using the cost method.  If in the future the Company is able to exert more significant influence or increase its capital contribution, the Company would change the method for which it accounts for its investment in Rebornne Dongying.

7.	Taxes Payable

	09/30/2010	03/31/2010

Value Added Tax	$735,258	$524,971
Other Tax	32,157	19,405
Income Tax Payable	72,466	77,912
	$839,882	$622,288

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the six-month periods ended September 30, 2010 and March 31, 2010

8.	Related Party Payable

Related party payable relates to amounts owing to the shareholder of the Company.  It has no specific terms of repayment and is non-interest bearing.

9.	Long-term Debt

	09/30/2010	03/31/2010

Motor Vehicle Loan	$64,440	$-
Less: Current Portion	(8,101)	-
	$56,339	$-

Long-term debt relates to a motor vehicle loan.  It matures in July 2014, is secured by the motor vehicle, bears interest at 12% per annum and is repayable at $1,803 per month.

10.	Commitments

The Company and its three wholly owned subsidiaries have operating leases for their premises expiring between October 2010 and May 2016.  The minimum lease payments for the next five fiscal years are as follows:

2011                      $137,992
2012                      $  94,482
2013                      $  89,678
2014                      $  95,296
2015                      $  95,296

11.	Economic, Political, and Legal Risks

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

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the six-month periods ended September 30, 2010 and March 31, 2010

12.	Subsequent Event

On October 18, 2010, the Company issued a total of 26,000,000 shares of common stock to the director and shareholder of the Company for cash payment of $520,000 in total pursuant to the Purchase Agreement dated October 14, 2010.

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

Results of Operations for Rebornne USA Inc from 1st July to 30th September 2010 compared to 1st July to 30th September 2009

The following tables set forth key components of our results of operations for the period indicated, in US dollars, and key components of our revenue for the period indicated, in US dollars. The discussion following the table is based on the audited results. Percentage of difference is calculated for better comparison.

For three months ended	30/9/2010		30/9/2009		Difference
	USD	%	USD	%	%
Revenues
Sales	1,708,684	100.0	1,114,644	100.0	53.29
Cost of Goods Sold	967,299	56.51	560,606	50.29	72.55
Gross profit	741,385	43.39	554,038	49.71	33.81
Operating Expenses
Selling Expenses	91,376	5.35	316,590	28.4	(71.14)
General & Administrative Expenses	489,545	28.65	223,497	20.05	119.04
Total Operating Expenses	580,921	34.0	540,087	48.45	7.56
Operating Income	160,464	9.39	13,951	1.25	1050.2
Other Income (Expenses)
Other Income	1	0	853	0.08	(99.88)
Other Expenses	(3,651)	(0.21)	-	-	-
Interest Income	145	0.008	8	0	1712.5
Interest Expense	(1,479)	(0.09)	(1,659)	(0.15)	10.85
Total Other Income/ (Expenses)	(4,984)	(0.21)	(798)	(0.07)	(524.6)
Earnings before Tax	155,480	9.10	13,153	1.18	1082.1
Income Tax	-	-	-	-	-
Net Income	155,480	9.10	13,153	1.18	1082.1

Net Revenue:

Net revenue for the three months ended September 30, 2010 increased by USD 594,040 or 53.29% from USD 1,114,644 for the three months ended September 30, 2009 to USD 1,708,684. Our overall net revenue increased since our sales network is expanding and the selling points has increased to 2600 locations in 2010 from 720 locations in 2009 .

Cost of sales:

Our cost of sales increased by USD 406,693 or 72.55% from USD 560,606 for the three months ended September 30, 2009 to USD 967,299 for the three months ended September 30, 2010. The increased in cost of sales is in line of the increase in revenue as described above.

Gross profit:

Gross profit increased by USD 187,347 or 33.81% from USD 554,038 for the three months ended September 30, 2009 to USD 741,385 for the three months ended September 30, 2010. The gross profit increased since both sales and cost of goods sold increased.

Operating Expenses:

Operating expenses included outbound freight, wages of sales force, entertainment, advertising, executive compensation, travel rental and etc. The total operating expenses increased by USD 40,834 or 7.56% from USD 540,087 for the three months ended September 30, 2009 to USD 580,921 for the three months ended September 30, 2010. The selling expenses in 2009 were mainly for the two Rebornne products spokesperson costs. The selling expenses in 2010 are mainly applied for products promotions, business conference events and increased numbers of employees.

Operating Income:

The operating income was USD 160,464 for the three months ended September 30, 2010 compared to USD 13,951 for three months ended September 30, 2009, there is a significant increase of USD 146,513 or 1,050.2%. The operating income in 2010 has increased is due to the better control of total operating expenses which could be kept comparable to 2009 with the gradual gross profit rose.

Net Income:

The net income was USD 13,153 for the three months ended September 30, 2009 compared to USD 155,480 for the three months ended September 30, 2010,  bring an increase of USD 142,327 or 1,082.1%. The net income increases because the revenues have increased.

Results of Operations for the Six Months Ended September 30, 2010 compared to Six Months Ended September 30, 2009

The following tables set forth key components of our results of operations for the period indicated, in US dollars, and key components of our revenue for the period indicated, in US dollars. The discussion following the table is based on the audited results. Percentage of difference is calculated for better comparison.

For the Six Months Ended	30/9/2010		30/9/2009		Difference
	USD	%	USD	%	%
Revenues
Sales	2,727,464	100.0	2,403,455	100.0	13.48
Cost of Goods Sold	1,351,602	49.55	1,308,213	54.43	3.32
Gross profit	1,375,862	50.44	1,095,242	45.57	25.62
Operating Expenses
Selling Expenses	321,240	11.78	515,433	21.45	(37.68)
General & Administrative Expenses	891,997	32.70	449,828	18.72	98.30
Total Operating Expenses	1,213,237	44.48	965,261	40.16	25.69
Operating Income	162,625	5.96	129,981	5.41	25.11
Other Income (Expenses)
Other Income	241	0.009	853	0.04	(71.75)
Other Expenses	(3,775)	(0.14)	(90)	(0.004)	(4094.4)
Interest Income	201	0.007	8	0	2412.5
Interest Expense	(1,479)	(0.05)	(3,601)	(0.15)	58.93
Total Other Income/ (Expenses)	(4,812)	(0.18)	(2,830)	(0.12)	(70.04)
Earnings before Tax	157,813	5.79	127,151	5.29	24.11
Income Tax	-		-		-
Net Income	157,813	5.79	127,151	5.29	24.11

Net Revenue:

Net revenue for the six months ended September 30, 2010 increased by USD 324,009 or 13.48% from USD 2,727,464 for the six months ended September 30, 2010 to USD 2,403,455 in September 30, 2009. Our overall net revenue increase is because the sales network of our company increased from 720 to 2600 locations.

Cost of sales:

Our cost of sales increased by USD 43,190 or 3.32% from USD 1,308,213 for the six months ended September 30, 2009 to USD 1,351,602 for the six months ended September 30, 2010. The reason for cost of sales increased is because there are more imported goods during this six months period in 2010.

Gross profit:

Gross profit increased by USD 280,620 or 25.62% from USD 1,095,242 for the six months ended September 30, 2009 to USD 1,375,862 for the six months ended September 30, 2010. The increase of gross profit is in the line of the increase in both revenues and sales for the six months ended 2010.

Operating Expenses:

The total operating expenses increased by USD 247,976 or 25.69% from USD965,261 for the six months ended September 30, 2009 to USD 1,213,237 for the six months ended September 30, 2010. The increase of the total operating expenses is because the business is expanding with more promotion events been run and increase numbers of employee.

Operating Income:

The operating income was USD162,625 for the six months ended September 30, 2010 compared to USD129,981 for six months ended September 30, 2009, there is increase of USD32,644 or 25.11%. The reason for the increase is because our revenues increased in a better rate than our expenses from operations increased.

Net Income:

The net income was USD 127,151 for the six months ended September 30, 2009 compared to USD 157,813 for the six months ended September 30, 2010, a gradual increase of USD 30,662 or 24.11%. The increase in net revenues is the main reason to bring the increase in net income.

Liquidity and Capital Resources

The following table sets forth the summary of our cash flows stated in US Dollar for the three months ended September 30, 2009 and 2010.

	30/9/2010	30/9/2009

Cash Flows from Operating Activities	287,266	167,033
Cash Flows from Investing Activities	(37,528)	(189,446)
Cash Flows from Financing Activities	-	-
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	247,551	(22,413)
Effect of other Comprehensive Income	906	68,424
Cash & Cash Equivalents at Beginning of Period	601,762	343,207
Cash & Cash Equivalents at End of Period	850,219	389,218

Operating Activities:

During the three months ended September 30, 2010, net cash provided by operating activities was USD 287,266, as compared to net cash used for operating activities of USD 167,033 in the three months ended September 30, 2009. This increase was primarily due to the increase of net income in 2010.

Investing Activities:

The cash flows from investing activities showed negative is because the accumulated depreciation with current inventories.

Our total cash and cash equivalents increased to USD 850,219 as September 30, 2010, as compared to USD 389,218 as of September 30, 2009. The primary uses of cash have been for selling and marketing expenses, development expenses and investment capital.

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

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REBORNNE (USA), INC.

Date: November 22, 2010	By:	/s/ Dairy Global
Dairy Global
President,
Chief Executive Officer, Chief Financial Officer