Form 10-Q
period 2010-12-31
Rebornne (USA), Inc.
filed 2011-02-22
CIK 1268238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes ☐        No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 15, 2011:  54,800,000 shares of common stock.

REBORNNE (USA), INC.

FORM 10-Q

December 31, 2010

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

Rebornne (USA), Inc.

Unaudited Consolidated Financial Statements

December 31, 2010 and March 31, 2010

(Stated in US Dollars)

Rebornne (USA), Inc.

To:     The Stockholder and Board of Directors
           Rebornne (USA), Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Rebornne (USA), Inc. as of December 31, 2010 and March 31, 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the nine-month periods ended December 31, 2010 and March 31, 2010. These interim financial statements are the responsibility of the Company's management.

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

San Mateo, California January 21, 2011	Samuel H. Wong & Co., LLP Certified Public Accountants

Rebornne (USA), Inc.
Consolidated Balance Sheets
As of December 31 and March 31, 2010
(Stated in US Dollars)

ASSETS	Notes	12/31/2010	3/31/2010
Current Assets
Cash and Cash Equivalents		$586,579	$385,445
Accounts Receivable		80,830	1,926
Other Receivable		71,138	27,221
Inventories	3	1,140,416	429,738
Advance to Suppliers		954,908	55,753
Related Parties Receivable	4	573,385	174,543
Total Current Assets		3,407,256	1,074,626
Non-Current Assets
Property, Plant & Equipment, net	5	2,234,461	2,286,977
Long-Term Investment	6	29,970	29,970
Other Assets		8,318	2,984
TOTAL ASSETS		5,680,005	$3,394,557

LIABILITIES
Current Liabilities
Accounts Payable		$225,716	$18,502
Taxes Payable	7	1,036,365	622,288
Other Payable		575,932	61,573
Current Portion of Long-term Debt	9	15,617	-
Related Party Payable	8	664,035	973,385
Customer Deposits		640,329	69,107
Total Current Liabilities		3,157,994	1,734,855
Non-Current Liabilities
Long-term Debt	9	49,962	-
TOTAL LIABILITIES		3,207,956	1,734,855

STOCKHOLDER’S EQUITY
Preferred Stock ($0.001 par value, 10,000,000 shares authorized, 0 share issued and outstanding at December 31 and March 31, 2010) Common Stock ($0.001 par value, 100,000,000 shares authorized, 52,546,997 and 26,546,997 shares issued and outstanding at December 31 and March 31, 2010 respectively)	52,547	26,547
Additional Paid in Capital	494,835	835
Retained Earnings	1,832,775	1,634,480
Accumulated Other Comprehensive Income	91,892	(2,160)
TOTAL STOCKHOLDER’S EQUITY	2,472,049	1,659,702
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,680,005	$3,394,557

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Operations
For the three and nine-month periods ended December 31, 2010 and 2009
(Stated in US Dollars)

		3 Months	9 Months	3 Months	9 Months
		Ended	Ended	Ended	Ended
	Note	12/31/2010	12/31/2010	12/31/2009	12/31/2009
Revenue
Sales		$938,901	$3,666,365	$1,081,345	$3,484,800
Cost of Goods Sold		168,400	1,520,002	616,145	1,924,358
Gross Profit		770,501	2,146,363	465,200	1,560,442

Operating Expenses
Selling Expenses		209,043	530,283	166,715	682,148
General & Administrative Expenses		480,751	1,372,748	274,796	727,762
Total Operating Expenses		689,794	1,903,031	441,511	1,409,910

Operating Income		80,707	243,332	23,689	150,532

Other Income (Expenses)
Other Income		308	321	-	853
Other Expenses		-	(3,547)	(136)	(226)
Interest Income		-	105	-	8
Interest Expense		(2,064)	(3,447)	(782)	(1245)
Total Other Income (Expenses)		(1,756)	(6,568)	(918)	(610)

Earnings before Tax		78,951	236,764	22,771	149,922

Income Tax		(38,469)	(38,469)	-	-

Net Income		$40,482	$198,295	$22,771	$149,922

Earnings per share
- Basic	0.00	0.00	0.00	0.00
- Diluted	0.00	0.00	0.00	0.00

Weighted average shares outstanding
- Basic	52,546,997	52,546,997	6,546,997	26,546,997
- Diluted	52,546,997	52,546,997	26,546,997	26,546,997

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Changes in Stockholder’s Equity
As of December 31, 2010 and March 31, 2010
 (Stated in US Dollars)

					Accumulated
	Number		Additional		Other
	of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balance at April 1, 2009	26,546,997	$26,547	$835	$2,519,984	$9,748	$2,557,114
Net Income	-	-	-	334,573	-	334,573
Distribution of Dividends	-	-	-	(1,220,077)	-	(1,220,077)
Foreign Currency Translation Adjustment	-	-	-	-	(11,908)	(11,908)
Balance at March 31, 2010	26,546,997	$26,547	$835	$1,634,480	$(2,160)	$1,659,702

Balance at April 1, 2010	26,546,997	$26,547	$835	$1,634,480	$(2,160)	$1,659,702
Issuance of common stock	26,000,000	26,000	494,000	-	-	520,000
Net Income	-	-	-	198,295	-	198,295
Distribution of Dividends	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	94,052	94,052
Balance at December 31, 2010	52,546,997	$52,547	$494,835	$1,832,775	$91,892	$2,472,049

	Comprehensive Income
	12/31/2010	3/31/2010	Accumulated Total
Net Income	$198,295	$334,573	$532,868
Foreign Currency Translation Adjustment	94,052	(11,908)	82,144
	292,347	$322,665	$615,012

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Cash Flows
As of December 31, 2010 and March 31, 2010
 (Stated in US Dollars)

	3 Months	9 Months	3 Months	9 Months
	Ended	Ended	Ended	Ended
	12/31/2010	12/31/2010	12/31/2009	12/31/2009
Cash Flows from Operating Activities
Cash Received from Customers	$969,614	$4,114,765	$1,017,843	$3,401,086
Cash Paid to Suppliers & Employees	(1,837,308)	(4,594,719)	(765,487)	(2,139,467)
Cash Paid for Selling Expenses	(56,431)	(196,849)	(183,190)	(540,573)
Cash Received for Other Income	308	321	-	853
Cash Paid for Other Expenses	-	(3,547)	(136)	(226)
Interest Received	-	105	-	8
Interest Paid	(2,064)	(3,447)	(782)	(1,245)
VAT and Other Tax (Payments)/Refunds Received	158,014	375,608	39,635	92,926
Cash Sourced/(Used) in Operating Activities	(767,867)	(307,763)	107,883	813,362

Cash Flows from Investing Activities
Purchase of Property, Plant, and Equipment	(35,391)	(89,478)	-	(301,308)
Proceeds from Disposal of Property, Plant and Equipment	-	3,100	-	-
Purchase of Other Assets	-	(5,334)	-	(4)
Payment for Long-term Investment	-	-	-	(30,299)
Cash Used/(Sourced) in Investing Activities	(35,391)	(91,712)	-	(331,611)

Cash Flows from Financing Activities
Issuance of Common Stock	520,000	520,000	-	-
Payment of Long-term Debt	(11,256)	(13,443)	-	-
Cash Sourced/(Used) in Financing Activities	508,744	506,557	-	-

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(294,514)	107,082	107,883	481,751
Effect of Other Comprehensive Income	30,874	94,052	(14,848)	(3,162)

Cash & Cash Equivalents at Beginning of Period	850,219	385,445	389,218	3,664

Cash & Cash Equivalents at End of Period	586,579	586,579	482,253	482,253

Non-cash Investing Activity
Purchase of Motor Vehicle by Way of Long-term Debt	-	66,628	-	-

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Reconciliation of Net Income to Cash Sourced/(Used) in Operations
For the three- and nine-month periods ended December 31, 2010 and 2009
(Stated in US Dollars)

	3 Months	9 Months	3 Months	9 Months
	Ended	Ended	Ended	Ended
	12/31/2010	12/310/2010	9/30/2009	9/30/2009

Net Income	$40,482	$198,295	$22,771	$149,922

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:

Depreciation	78,294	214,645	65,912	201,422
Loss on Disposal of Property, Plant and Equipment	-	3,271	-	-
Decrease/(Increase) in Accounts Receivable	(55,099)	(78,904)	(16,968)	(43,688)
Decrease/(Increase) in Other Receivable	(11,071)	(43,917)	(75,259)	(102,577)
Decrease/(Increase) in Inventories	364,994	(710,678)	(275,094)	(80,049)
Decrease/(Increase) in Advance to Suppliers	(878,113)	(899,155)	43,464	(46,136)
Decrease/(Increase) in Related Parties Receivable	41,636	(398,842)	(45,885)	(106,237)
Increase/(Decrease) in Accounts Payable	(592,277)	207,214	223,073	197,890
Increase/(Decrease) in Taxes Payable	196,483	414,077	39,635	92,926
Increase/(Decrease) in Other Payable	32,682	514,359	(36,502)	46,389
Increase/(Decrease) in Related Party Payable	(82,761)	(299,350)	134,011	440,948
Increase/(Decrease) in Customer Deposits	96,883	571,222	28,725	62,551

Total of all adjustments	(808,349)	(506,058)	85,112	663,440

Cash Sourced (Used) in Operation	$(767,867)	$(307,763)	$107,883	$813,362

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the nine-month periods ended December 31, 2010 and March 31, 2010

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
As of and for the nine-month periods ended December 31, 2010 and March 31, 2010

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

As of December 31, 2010, the detailed identities of the consolidated subsidiaries are as follows:

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
As of and for the nine-month periods ended December 31, 2010 and March 31, 2010

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

Property, plant, and equipment are depreciated using the straight-line or declining balance method over their estimated useful lives.  Their useful lives are as follows:

Fixed Assets Classification	Useful Lives
Property and Leasehold Improvements	10 Years
Equipment and Furniture	2.5 to 10 Years
Motor Vehicles	4 to 10 Years

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the nine-month periods ended December 31, 2010 and March 31, 2010

(I)	Long-Term Investment

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
As of and for the nine-month periods ended December 31, 2010 and March 31, 2010

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
As of and for the nine-month periods ended December 31, 2010 and March 31, 2010

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

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the nine-month periods ended December 31, 2010 and March 31, 2010

Exchange Rates	12/31/10	03/31/10	12/31/09
Period end RMB : US$ exchange rate	6.6118	6.8361	6.8372
Average period RMB : US$ exchange rate	6.7600	6.8383	6.8390

Period end NZD : US$ exchange rate	1.3009	1.4073	1.3938
Average period HKD : US$ exchange rate	1.3806	1.4845	1.5083

(T)	Financial Instruments

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
As of and for the nine-month periods ended December 31, 2010 and March 31, 2010

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
As of and for the nine-month periods ended December 31, 2010 and March 31, 2010

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
As of and for the nine-month periods ended December 31, 2010 and March 31, 2010

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

3.	Inventories

	12/31/2010	3/31/2010
Raw materials	$436,530	$49,808
Finished goods	703,886	379,930
	$1,140,416	$429,738

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the nine-month periods ended December 31, 2010 and March 31, 2010

4.	Related Parties Receivable

	12/31/2010	03/31/2010

Rebornne Trading Company Limited	$47,450	$48,004
Rebornne Dairy Dongying Company	207,881	126,539
Pai Cun (Guangzhou) Health Limited	318,054	-
	$573,385	$174,543

The Company, Pai Cun (Guangzhou) Health Limited and Rebornne Trading Company Limited have common shareholders, whereas Rebornne NZ has an ownership interest in Rebornne Dairy Dongying Company.   The amounts due from these related parties have no specific terms of repayment and are non-interest bearing and unsecured.

5.	Property, Plant, and Equipment

		Accumulated
12/31/2010	Cost	Depreciation	Net
Property and Leasehold Improvements	$794,436	$232,880	$561,556
Equipment and Furniture	1,702,908	360,595	1,342,313
Motor Vehicles	395,248	64,656	330,592
	$2,892,592	$658,131	$2,234,461

		Accumulated
3/31/2010	Cost	Depreciation	Net
Property and Leasehold Improvements	$765,056	$96,457	$668,599
Equipment and Furniture	1,638,590	221,329	1,417,261
Motor Vehicles	323,544	122,427	201,117
	$2,727,190	$440,213	$2,286,977

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the nine-month periods ended December 31, 2010 and March 31, 2010

6.	Long-Term Investment

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

7.	Taxes Payable

	12/31/2010	03/31/2010

Value Added Tax	$880,021	$524,971
Other Tax	32,856	19,405
Income Tax Payable	123,488	77,912
	$1,036,365	$622,288

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the nine-month periods ended December 31, 2010 and March 31, 2010

8.	Related Party Payable

Related party payable relates to amounts owing to the shareholder of the Company.  It has no specific terms of repayment and is non-interest bearing.

9.	Long-term Debt

	12/31/2010	03/31/2010

Motor Vehicle Loan	$65,579	$-
Less: Current Portion	15,617	-
	$49,962	$-

Long-term debt relates to a motor vehicle loan.  It matures in July 2014, is secured by the motor vehicle, bears interest at 12% per annum and is repayable at $2,443 per month.

10.	Commitments

The Company and its three wholly owned subsidiaries have operating leases for their premises expiring between October 2010 and May 2016.  The minimum lease payments until March 31, 2011 and for the next four fiscal years are as follows:

2011                      $  29,484
2012                      $  97,687
2013                      $  92,720
2014                      $  98,529
2015                      $  98,529

11.	Economic, Political, and Legal Risks

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

Results of Operations

Results of Operations for the Three Months ended December 31, 2010 Compared to the Three Months ended December 31, 2009

The following tables set forth key components of our results of operations for the period indicated, in US dollars, and key components of our revenue for the period indicated, in US dollars. The discussion following the table is based on the audited results. Percentage of difference is calculated for better comparison.

	31/12/2010		31/12/2009		Difference
For three months ended	USD	%	USD	%	%
Revenues
Sales	938,901	100.0	1,081,345	100.0	(13.17)
Cost of Goods Sold	168,400	17.94	616,145	56.98	(72.67)
Gross profit	770,501	82.06	465,200	43.02	65.63
Operating Expenses
Selling Expenses	209,043	22.26	166,715	15.42	25.39
General & Administrative Expenses	480,751	51.20	274,796	25.41	74.95
Total Operating Expenses	689,794	73.47	441,511	40.83	56.23
Operating Income	80,707	8.60	23,689	2.19	240.69
Other Income (Expenses)
Other Income	308	0.03	-	-	-
Other Expenses	-	-	(136)	(0.01)	-
Interest Income	-	-	-	-	-
Interest Expense	(2,064)	(0.22)	(782)	(0.07)	163.9
Total Other Income/ (Expenses)	(1,756)	(0.19)	(918)	(0.08)	91.29
Earnings before Tax	78,951	8.41	22,771	2.11	246.72
Income Tax	(38,469)	(4.10)	-	-	-
Net Income	40,482	4.31	22,771	2.11	77.78

Net Revenue:

Net revenue for the three months ended December 31, 2010 decreased by USD142,444 or 13.17% from USD 1,081,345 for the three months ended December 31, 2009 to USD938,901. The net revenue was decreased slightly might affect by the colostrums product sales. We are having long negotiation about withdrawing distributor right of colostrums from our current colostrums distributor. And hence there was no order been placed since October 2010.

Cost of sales:

Our cost of sales decreased by USD447,745 or 72.67% from USD616,145 for the three months ended December 30, 2009 to USD168,400 for the three months ended December 31, 2010. The decrease of cost of sales might due to the reason that less manufacturing was happened during this period.

Gross profit:

Gross profit increased by USD305,301 or 65.63% from USD465,200 for the three months ended December 31, 2009 to USD 770,501 for the three months ended December 31, 2010. The gross profit increased since there is a huge decrease of cost of goods sold.

Operating Expenses:

The total operating expenses increased by USD 248,283 or 56.23% from USD 441,511 for the three months ended December 31, 2009 to USD689,794 for the three months ended December 31, 2010. The selling expenses in 2009 were mainly for Rebornne products air freight shipment and business trip. However the selling expenses in 2010 are mainly applied for products promotions, business conference events, professional fees and increased numbers of employees.

Operating Income:

The operating income was USD80,707 for the three months ended December 31, 2010 compared to USD23,689 for three months ended December 31, 2009, there is a significant increase of USD57,018 or 240.69%. The operating income in 2010 has increased is due to the gradual gross profit rose.

Net Income:

The net income was USD22,771 for the three months ended December 31, 2009 compared to USD40,482 for the three months ended December 31, 2010,  show an increase of USD 17,771 or 77.78%. The net income increases because the revenues have increased.

Results of Operations for the Nine Months ended December 31, 2010 Compared to the Nine Months ended December 31, 2009

The following tables set forth key components of our results of operations for the period indicated, in US dollars, and key components of our revenue for the period indicated, in US dollars. The discussion following the table is based on the audited results. Percentage of difference is calculated for better comparison.

	30/9/2010		30/9/2009		Difference
For the Nine Months Ended	USD	%	USD	%	%
Revenues
Sales	3,666,365	100.0	3,484,800	100.0	5.21
Cost of Goods Sold	1,520,002	41.46	1,924,358	55.22	(21.01)
Gross profit	2,146,363	58.54	1,560,442	44.78	37.55
Operating Expenses
Selling Expenses	530,283	14.46	682,148	19.57	(22.26)
General & Administrative Expenses	1,372,748	37.44	727,762	20.88	88.63
Total Operating Expenses	1,903,031	51.91	1,409,910	40.46	34.98
Operating Income	243,332	6.64	150,532	4.32	61.65
Other Income (Expenses)
Other Income	321	0.01	853	0.02	(62.37)
Other Expenses	(3,547)	(0.10)	(226)	(0.01)	1469.45
Interest Income	105	0.002	8	0.00	1212.5
Interest Expense	(3,447)	(0.09)	(1245)	(0.04)	176.87
Total Other Income/ (Expenses)	(6,568)	(0.18)	(610)	(0.02)	976.72
Earnings before Tax	236,764	6.46	149,922	4.30	57.92
Income Tax	(38,469)	(1.05)	-	-	-
Net Income	198,295	5.41	149,922	4.30	32.27

Net Revenue:

Net revenue for the nine months ended December 31, 2010 increased by USD181, 565 or 5.21% from USD 3,484,800 for the nine months ended December 31, 2009 to USD 3,666,365 in December 31, 2010. The sales in 2010 seem to getting better compared to 2009.

Cost of sales:

The cost of sales decreased by USD404, 356 or 21.01% from USD1, 924,358 for the nine months ended December 31, 2009 to USD1, 520,002 for the nine months ended December 31, 2010. The reason for cost of sales is higher in 2009 is because there were large amount of goods manufactured in the year end of 2009.

Gross profit:

Gross profit increased by USD585, 921 or 37.55% from USD 1,560,442 for the nine months ended December 31, 2009 to USD 2,146,363 for the nine months ended December 31, 2010. The increase of gross profit is in the line of the increase in revenues nine months ended 2010.

Operating Expenses:

The total operating expenses increased by USD 493,121 or 34.98% from USD1, 409,910 for the nine months ended December 31, 2009 to USD 1903,031 for the nine months ended December 31, 2010. The increase of the total operating expenses is because the business is expanding and more promotion events had been running and professional fees applied.

Operating Income:

The operating income was USD243, 332 for the nine months ended December 31, 2010 compared to USD150, 532 for nine months ended December 31, 2009, there is increase of USD92, 800 or 61.65%. The reason for the increase is because our revenues have increased smoothly.

Net Income:

The net income was USD 149,922 for the nine months ended December 31, 2009 compared to USD198, 295 for the nine months ended December 31, 2010, a gradual increase of USD 48,373 or 32.27%. The increase in net revenues is the main reason to lead the increase in net income.

Liquidity and Capital Resources

The following table sets forth the summary of our cash flows stated in US Dollar for the three months ended December 31, 2009 and 2010.

	31/12/2010	31/12/2009
Cash Flows from Operating Activities	(767,867)	107,883
Cash Flows from Investing Activities	(35,391)	-
Cash Flows from Financing Activities	508,744	-
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(294,514)	107,883
Effect of other Comprehensive Income	30,874	(14,848)
Cash & Cash Equivalents at Beginning of Period	850,219	389,218
Cash & Cash Equivalents at End of Period	586,579	482,253

Operating Activities:

During the three months ended December 31, 2010, net cash provided by operating activities was (USD767,867), as compared to net cash used for operating activities of USD107,883 in the three months ended December 31, 2009. The negative cash flows from operating activities in 2010 is mainly because payment for a big order of products in the early October and also involve the compensation of colostrums distributor right from current distributor.

Investing Activities:

The cash flows from investing activities showed negative are due to the accumulated depreciation with current inventories.

Our total cash and cash equivalents increased to USD586,579 as December 30, 2010, as compared to USD482, 253 as of December 31, 2009. The primary uses of cash are for selling and marketing expenses, development expenses and investment capital.

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

REBORNNE (USA), INC.

Date: February 22, 2011	By:	/s/ Dairy Global
Dairy Global
President,
Chief Executive Officer, Chief Financial Officer