Form 10-KT/A
period 2010-03-31
Rebornne (USA), Inc.
filed 2011-07-06
CIK 1268238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
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

Number of shares of the registrant’s common stock outstanding as of October 6, 2010 was: 28,800,000

Documents Incorporated by Reference:
None.

EXPLANATORY NOTE

This Amendment No. 1 to the Transitional Annual Report on Form 10-KT (this “Amendment”) of  Rebornne (USA), Inc. (the “Company”), amends the Company’s Transitional Annual Report on Form 10-KT for the transition period from January 1, 2010 to March 31, 2010 (the “Form 10-KT”), which was filed with the Securities and Exchange Commission (the “SEC”) on October 7, 2010.

Except as stated herein, this Amendment does not reflect any subsequent events occurred after the original filing of the Form 10-KT. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

The chart below describes our corporate structure:

Our two wholly owned PRC subsidiaries, Rebornne (Guangzhou) Dairy Company and Rebornne (Shenzhen) Dairy Company, are wholly foreign owed entities (the “WFOE”) in China, wholly owned by our subsidiaries Rebornne New Zealand Limited. In China, the WFOE is incorporated under the Wholly Foreign-Owned Enterprise Law, Catalogue for the Guidance of Foreign Investment Industries (Amended in 2007) and other related laws and regulations. Our above two PRC subsidiaries were approved at the time of their incorporations under the above mentioned laws and regulations, including the tax filing requirements for wholly foreign owned companies in China, and there is no investment restriction or limits for foreign companies to engage in the milk powder formula industry in China.

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

There is considerable market demand for colostrums from New Zealand, as they are considered as a valuable product in China.   Based on the following web link, the Colostrums is very popular in China and other countries. The link showed an experience of a supplement products exporter story and his point of view: http://www.nzherald.co.nz/business/news/article.cfm?c_id=3&objectid=10535511 .

Infant Milk Powder Formulas

The milk powder market is one of the most lucrative segments in the dairy market. Based on the statistics from the China Custom and Border Office in the year as of September 2010, the imported dairy products (including the milk powder) from foreign countries to China kept increasing.  Research have showed that, the biggest cities in China i.e. Shanghai, Beijing and Guangzhou, more than 80% population in these cities choose to consume imported infant milk powder formula rather than domestic products and imported infant formula is getting more popular than China domestic products.   According to the New Zealand National Statistic Office national statistical office, as of March, 2011, there was a largest increase in exports in the milk powder products to foreign countries.  There were examples of companies in New Zealand engaging in baby milk powder products exportation to Asia making high profits. The link provided is a view of colostrums which is a considerable market in New Zealand http://www.nzherald.co.nz/business/news/article.cfm?c_id=3&objectid=10582412 and the milk powder is considered one of the biggest export commodities in New Zealand.

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

Sales and Distribution

Our market network in China include 51 dealers and 9000 point-of-sale in China, including GuangZhou, HaiKou, SanYa, MaoMing, JieYang, NanNing, SiChuan, HuNan, SuZhou, HangZhou, NingBo, ShangHai, BeiJing, DaLian, ChangChun, JiuJiang, QingDao, TengZhou, NanChang, ZhengZhou, XiAn and WenZhou, etc. Our sales staff sells to chain store head offices who distribute to their own stores. The agents sell to supermarkets. There are also strong sales online, driven by marketing letters sent out to local new families. Currently, our sales and distribution only cover a very small part of China, but we plan to cover all provinces of China in the future. As of October 2010, we had no agreement with any of our manufacturers or dealers.

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

For example, Chinese laws and regulations concerning the validity of the contractual arrangements are uncertain, as many of these laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement by the Chinese government may involve substantial uncertainty. Additionally, our contractual arrangements are governed by Chinese laws and provide for the resolution of disputes through arbitration proceedings pursuant to Chinese laws. If any of our customers and/or suppliers or its stockholders fail to perform the obligations under the contractual arrangements, we may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies. The legal environment in China is not as developed as in other jurisdictions. As a result, uncertainties in the legal system could limit our ability to enforce the contractual arrangements.

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

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended March 31, 2010 and 2009, should be read in conjunction with the Selected Consolidated Financial Data, our financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-KT. References in this section to “we,” “us,” “our,” or the “Company” are to the consolidated business of Rebornne (USA) Inc.

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

Involvement in Certain Legal Proceedings

Our sole director and officer has not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” our sole director and officer has not been involved in any transactions with us or any of our affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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

As of October 7, 2010, we have 28,800,000 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Dairy Global	27,296,997	94.8%
All Executive Officers and Directors as a group (1 person)	27,296,997	94.8%

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2004, the Company issued a one-year 8% Convertible Debenture (“Debenture”) in the principal amount of $87,000, to Scott Silverman, our former president and chairman, as well as our former director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations.   The note was extended until December 31, 2006. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.25 per share. During the years ended December 31, 2006 and 2005 and the period January 8, 2003 (Inception) to December 31, 2006 the Company recorded financing fees for the beneficial conversion of $0, $70,795, and $85,000, respectively. In March 2007 Scott Silverman extended the maturity date to March 31, 2007. In May 2007 Scott Silverman agreed to convert the principal of $87,000 and accrued interest of $17,337 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 45,859 shares of common stock valued at $130,422 ($2.843 per share). The Company recorded a loss on conversion of notes payable of $26,085.

On December 27, 2005, the Company borrowed $15,000 from Mark Silverman, the father of our former president Scott Silverman and our former shareholder. The note is unsecured and is due twelve months from the date of issuance and bears interest at a rate of 10%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. In May 2007 Mark Silverman agreed to convert the principal of $15,000 and accrued interest of $2,026 into common stock at a discount of 20% from the current market value of $2.00 on date of conversion. The Company issued a total of 7,483 shares of common stock valued at $21,283 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $4,257.
On December 28, 2005, Scott Silverman, our former president and chairman, as well as our former director and shareholder, loaned the Company $40,000 at a rate of 10% per annum. The principle and interest were due on December 31, 2006 and was unsecured. On September 1, 2006 Scott Silverman converted $40,000 of principal and $2,751 of accrued interest into 12,025 shares of common stock. The Company recorded interest expense of $35,763 associated with the beneficial conversion of the accrued interest.

In March 2006, Mark Silverman, the father of our former president Scott Silverman and our former shareholder, repaid an existing unsecured note of the Company in the amount of $20,000 and $500 of accrued interest. The related party entered into a new unsecured note agreement in the amount of $20,500 bearing interest at a rate of 15% per annum and is due December 31, 2006. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007.  In May 2007 Mark Silverman agreed to convert the principal of $20,500 and accrued interest of $3,631 into common stock at a discount of 20% from the current market value of $2.844 on date of conversion. The Company issued a total of 10,606 shares of common stock valued at $30,164 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $6,033.

In April 2006 the Company borrowed $50,000 from Amy Silverman, the sister of our former president Scott Silverman. The note is unsecured and is due December 31, 2006 and bears interest at a rate of 15%. The Company issued the note holder 1,758 shares of common stock. The fair market value on the date of issuance based on recent cash offering price was $50,000. The value is being amortized over the term of the note. In December 2006 the term of the loan was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. At December 31, 2006 the Company recorded amortization of $50,000.  In May 2007 Amy Silverman agreed to convert the principal of $50,000 and accrued interest of $8,260 into common stock at a discount of 20% from the current market value of $2.844 on date of conversion. The Company issued a total of 25,607 shares of common stock valued at $72,825 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $14,565.

During the year ended December 31, 2006, Scott Silverman, our former president and chairman, as well as our former director and shareholder , loaned the Company an additional $37,250. The balance accrued interest at a rate of 10% per annum, is unsecured, and is due on December 31, 2006. In January 2007 Scott Silverman extended the maturity date to March 31, 2007. In May 2007 Scott Silverman agreed to convert the principal of $37,250 and accrued interest of $3,746 into common stock at a discount of 20% from the current market value of $2.844 on date of conversion. The Company issued a total of 18,020 shares of common stock valued at $51,245 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $10,249.

During 2006, the Company borrowed $73,700 from Mark Silverman, the father of our former president Scott Silverman and our former shareholder. The note is unsecured and is due six months from the dates of issuance and bear interest at a rate of 15%. In December 2006 the term of the note was extended to February 28, 2007. In March 2007, the loan was further extended until March 31, 2007. During the three months ended March 31, 2007 the Company borrowed an additional $42,000 from Mark Silverman, note is unsecured and is due March 31, 2007 and bear interest at a rate of 15%. In April 2007, the Company borrowed $15,000 from Mark Silverman. The note is unsecured and is due June 30, 2007 and bears interest at a rate of 15%. In May 2007 Mark Silverman agreed to convert the principal of $130,700 and accrued interest of $8,616 into common stock at a discount of 20% from the current market value of $2.844 on date of conversion. The Company issued a total of 61,786 shares of common stock valued at $176,666 ($2.844 per share). The Company recorded a loss on conversion of notes payable of $35,145.

On May 18, 2007, the Company borrowed $6,000 from Mark Silverman, the father of our former president Scott Silverman and our former shareholder. The note is unsecured and is due July 31, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September     30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31 2009 and, 2008 the Company recorded accrued interest of $ 2,360 and $1,460, respectively.
On June 5, 2007 the Company borrowed $6,500 from Scott Silverman, our former president and chairman, as well as our former director and shareholder . The note is unsecured and is due July 31, 2007 and bears interest at a rate of 17%. In November 2007, the term of loan was extended to November 30, 2007. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.   In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $2,743 and $1,738, respectively.

During the three months ended September 30, 2007 the Company borrowed a total of $7,700 from Scott Silverman, our former president and chairman, as well as our former director and shareholder . The notes are unsecured and are due October 30, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010. As of December 31 2009 and 2008 the Company recorded accrued interest of $2,806 and $1,652, respectively.

In October 2007 the Company borrowed $2,000 from Scott Silverman, our former president and chairman, as well as our former director and shareholder . The note is unsecured and is due November 15, 2007 and bears interest at a rate of 15%. In November 2007, the term of loan was extended to November 30, 2007.  In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $662 and $362, respectively.

On December 31, 2007 the Company borrowed $3,000 from Scott Silverman, our former president and chairman, as well as our former director and shareholder . The note is unsecured and is due March 31, 2008 and bears interest at a rate of 25%. In March 2008, the term of the loan was extended to June 30, 2008.  In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $1,502 and $752, respectively.

On February 1, 2008, the Company borrowed $2,500 from Mark Silverman, the father of our former president Scott Silverman and our former shareholder. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 10%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009. In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $479 and $229, respectively.

On February 23, 2008, the Company borrowed $500 from Alicanto Group, LLC, a company controlled by Scott Silverman, our former president and chairman, as well as our former director and shareholder. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $139 and $64, respectively.

On March 10, 2008, the Company borrowed $2,100 from Mark Silverman, the father of our former president Scott Silverman and our former shareholder. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $570 and $255, respectively.

On April 1, 2008 the Company borrowed $500 from Scott Silverman, our former president and chairman, as well as our former director and shareholder. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009. In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and 2008 the Company recorded accrued interest of $131 and $56, respectively.

On April 18, 2008 the Company borrowed $2,500 from Mark Silverman, the father of our former president Scott Silverman and our former shareholder. The note is unsecured and is due June 30, 2008 and bears interest at a rate of 15%. In July 2008, the term of the loan was extended to September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $639 and $264 respectively.

On May 21, 2008 the Company borrowed $500 from Scott Silverman, our former president and chairman, as well as our former director and shareholder. The note is unsecured and is due August 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $123 and $48, respectively.

On June 1, 2008 the Company borrowed $4,000 from Mark Silverman, the father of our former president Scott Silverman and our former shareholder. The note is unsecured and is due September 30, 2008 and bears interest at a rate of 15%. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $950 and $350, respectively.

On July 1, 2008 Mark Silverman, the father of our former president Scott Silverman, loaned $2,695 to the Company and our former shareholder. The note is unsecured, earns an interest rate of 15% and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $607 and $203.

On August 8, 2008 Mark Silverman, the father of our former president Scott Silverman and our former shareholder, loaned $5,000 to the Company. The note is unsecured, carries an interest rate of 15%, and matures on September 30, 2008. In October 2008, the term of the loan was extended to December 31, 2008. In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 and December 31, 2008 the Company recorded accrued interest of $1,048 and $298, respectively.

On October 15, 2008, Alicanto Group, LLC, a company controlled by Scott Silverman, our former President and Chairman, as well as our former director and shareholder, loaned $2,500 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $455 and $80, respectively.

On October 19, 2008, Thornhill Consulting, LLC, a company controlled by Scott Silverman, our former President and Chairman, as well as our former director and shareholder, loaned $5,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and December 31, 2008 the Company recorded accrued interest of $900 and $150, respectively.

On November 11, 2008, Thornhill Consulting, LLC, a company controlled by Scott Silverman, our former President and Chairman, as well as our former director and shareholder, loaned $1,000 to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on December 31, 2008.  In December 2008, the note was extended until June 30, 2009.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 and 2008 the Company recorded accrued interest of $166 and $16, respectively.

On January 1, 2009, Alicanto Group, LLC, a company controlled by Scott Silverman, our former President and Chairman, as well as our former director and shareholder, owed of $550 to a loan to the Company. The loan is unsecured, carries an interest rate of 15%, and matures on June 30, 2009.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $137.

On January 23, 2009, Thornhill Consulting, LLC, a company controlled by Scott Silverman, our former President and Chairman, as well as our former director and shareholder, loaned the company $1,000.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $187.

On February 20, 2009, Thornhill Consulting, LLC, a company controlled by Scott Silverman, our former President and Chairman, as well as our former director and shareholder, loaned the company $350.  The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%.  In July 2009, the note was extended until December 31, 2009.  In January 2010, the note was extended until June 30, 2010.  As of December 31, 2009 the Company recorded accrued interest of $60.

On March 6, 2009, Thornhill Consulting, LLC, a company controlled by Scott Silverman, our former President and Chairman, as well as our former director and shareholder, loaned the company $1,000. The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%. In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $164.

On April 1, 2009, Mark Silverman, the father of our former president Scott Silverman and our former shareholder, loaned the company $3,500. The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 15%.  In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $527.

On April 1 2009, Thornhill Consulting, LLC, a company controlled by Scott Silverman, our former President and Chairman, as well as our former director and shareholder, loaned the company $3,500. The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 15%. In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $396.

On May 13, 2009, Alicanto Group, LLC, a company controlled by Scott Silverman, our former President and Chairman, as well as our former director and shareholder, loaned the company $2,500. The note is unsecured and is due on June 30, 2009, and bears interest at a rate of 20%. In July 2009, the note was extended until December 31, 2009. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $377.

On August 4, 2009, Alicanto Group, LLC, a company controlled by Scott Silverman, our former President and Chairman, as well as our former director and shareholder, loaned the company $3,700. The note is unsecured and is due on December 31, 2009 and bears interest at a rate of 20%. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $302.

On October 13, 2009, Scott Silverman, our former President and Chairman, as well as our former director and shareholder, loaned the company $275. The note is unsecured and is due on December 31, 2009 and bears interest at a rate of 20%. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $14.

On November 13, 2009, Scott Silverman, our former President and Chairman, as well as our former director and shareholder, loaned the company $3,000. The note is unsecured and is due on December 31, 2009 and bears interest at a rate of 20%. In January 2010, the note was extended until June 30, 2010. As of December 31, 2009 the Company recorded accrued interest of $151.

On February 11, 2010, Alicanto Group, LLC, a company controlled by Scott Silverman, our former President and Chairman, as well as our former director and shareholder, loaned the Company $700.00. The note is unsecured and is due on June 30, 2010 and bears interest at a rate of 20%

On February 26, 2010, Scott Silverman, our former President and Chairman, as well as our former director and shareholder, loaned the Company $250.00. The note is unsecured and is due on June 30, 2010 and bears interest at a rate of 20%

On March 17, 2010, Alicanto Group, LLC, a company controlled by Scott Silverman, our former President and Chairman, as well as our former director and shareholder, loaned the Company $950.00. The note is unsecured and is due on June 30, 2010 and bears interest at a rate of 20%.

In April, 2010,  Dairy Global, our President, CEO and Chairman, contributed Additional Paid in Capital of $18,125 for the payment of Accounts Payable.

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

REBORNNE (USA) INC

Date: July 6 , 2011	By:	/s/ Dairy Global
Dairy Global
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer