Form 10-K
period 2011-03-31
Rebornne (USA), Inc.
filed 2011-07-13
CIK 1268238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-53465

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of September 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on OTC Bulletin Board on such date was $60,120.12.

Number of shares of the registrant’s common stock outstanding as of June 30, 2011 was 54,807,032.

Documents Incorporated by Reference: None.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Rebornne (USA) Inc. (“we,” “us,” “our,” or “the Company”) was incorporated under the laws of the State of Florida on April 24, 2003 under the name King Capital Holdings, Inc.

We were originally incorporated to develop and employ technologies from around the world to process biomass (plant derived) waste, extract the usable fractions, and then utilize or sell those extractions for varied applications or in further processes. Activities during the development stage included developing the business plan, acquiring technology and raising capital.

Pursuant to a share purchase agreement, dated December 30, 2005, we entered into an agreement with BioTex Corporation, pursuant to which BioTex Corporation, exchanged all of its issued and outstanding shares of common stock for 180,551 shares or approximately 89% of our common stock. This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, BioTex Corporation is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of BioTex Corporation, with our net assets deemed to have been acquired and recorded at its historical cost. The statements of operations include the results of BioTex Corporation for the years ended December 31, 2009 and 2008 and for the period from January 3, 2003 (inception) to December 31, 2009. On December 30, 2005, we changed our name from King Capital Holdings, Inc. to BTX Holdings, Inc.

On January 29, 2010, we entered into a share purchase agreement (the “Purchase Agreement”) with Rebornne New Zealand Limited (“Rebornne NZ”), a corporation incorporated in Auckland, New Zealand in 2001. On March 22, 2010, the Company completed the transactions contemplated by a stock purchase agreement pursuant to which the Company issued a total of 750,000 shares (post reverse split), representing approximately 51% of the issued and outstanding common stock of the Company after the reverse split on the closing date, to Rebornne NZ for a cash payment of $240,000. As a result, Rebornne NZ became the majority shareholder of the Company.  The transaction resulted in a change in control of the Company. Effective March 22, 2010, our corporate name was changed to Rebornne (USA) Inc.

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

On May 28, 2010, we entered into a share exchange agreement by and among the Company, Rebornne NZ, and the shareholders of Rebornne NZ. The closing took place on May 28, 2010. On the closing date, pursuant to the terms of the share exchange agreement, we acquired all of the outstanding shares of Rebornne NZ from the shareholders of Rebornne NZ; and the shareholders of Rebornne NZ transferred and contributed all of their interests to us. In exchange, we issued an aggregate of 26,546,997 shares of our common stock to the shareholders of Rebornne NZ, which totals 92.2% of the Company’s issued and outstanding shares on a fully diluted bases as of and immediately after the closing of the transaction.  Following the share exchange transaction, there were 28,800,000 shares of common stock issued and outstanding. Dairy Global remains the sole director and officer of the Company.

We operate our business mainly through our wholly owned subsidiary Rebornne NZ and its subsidiaries. The following sets forth the business plan of Rebornne NZ and its subsidiaries:

Overview

Rebornne NZ was incorporated in Auckland, New Zealand in 2001 by its sole shareholder and owner Dairy Global.  Rebornne NZ is a growing dairy product company in New Zealand with wholly-owned subsidiaries in the People’s Republic of China (PRC). Through our wholly owned subsidiaries, we produce, market, and sell our products under the “Rebornne” brand name. We focus on selling colostrums and infant formula products in China, which included both premium and a more affordable series, targeted towards the general masses. In order to sell our products, we have established an extensive sales and distribution network nationwide, covering a total of 3,000 (increasing) sale locations throughout China.

Organization and Subsidiaries

We conduct business in both New Zealand and in China through our wholly owned New Zealand subsidiary and PRC subsidiaries. Rebornne NZ operates as a base of administration, including powder purchasing from New Zealand sources and transport.

We have the following subsidiaries:

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

The chart below describes our current corporate structure:

Our two wholly owned PRC subsidiaries, Rebornne (Guangzhou) Dairy Company and Rebornne (Shenzhen) Dairy Company, are wholly foreign owned entities (the “WFOE”) in China, wholly owned by our subsidiaries Rebornne New Zealand Limited. In China, the WFOE is incorporated under the Wholly Foreign-Owned Enterprise Law, Catalogue for the Guidance of Foreign Investment Industries (Amended in 2007) and other related laws and regulations. Our above two PRC subsidiaries were approved at the time of their incorporations under the above mentioned laws and regulations, including the tax filing requirements for wholly foreign owned companies in China, and there is no investment restriction or limits for foreign companies to engage in the milk powder formula industry in China.

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

There is considerable market demand for colostrums from New Zealand, as they are considered as a valuable product in China. Based on the following web link, the Colostrums is very popular in China and other countries. The link showed an experience of a supplement products exporter story and his point of view: http://www.nzherald.co.nz/business/news/article.cfm?c_id=3&objectid=10535511.

Infant Milk Powder Formulas

The milk powder market is one of the most lucrative segments in the dairy market. Based on the statistics from the China Custom and Border Office in the year as of September 2010, the imported dairy products (including the milk powder) from foreign countries to China kept increasing.  Research have showed that, the biggest cities in China i.e. Shanghai, Beijing and Guangzhou, more than 80% population in these cities choose to consume imported infant milk powder formula rather than domestic products and imported infant formula is getting more popular than China domestic products.  According to the New Zealand National Statistic Office national statistical office, as of March 2011, there was a largest increase in exports in the milk powder products to foreign countries.  There were examples of companies in New Zealand engaging in baby milk powder products exportation to Asia making high profits. The link provided is a view of colostrums which is a considerable market in New Zealand http://www.nzherald.co.nz/business/news/article.cfm?c_id=3&objectid=10582412 and the milk powder is considered one of the biggest export commodities in New Zealand.

Apart from colostrums, all of our current milk powders are designed specifically for infants and young children. Currently, there are two lines of infant milk powders; Rebornne New Zealand Gold Series and Rebornne Domestic Gold Series. A third major series, QQ Care, will commence production on late 2011 in Guangzhou at the earliest. Rebornne New Zealand Gold Series is the high end series, produced and packed in New Zealand, whereas the QQ Care and Domestic Gold series targets the middle-priced market. Each of our product series uses different formulations and packaging designs, despite having the same branding. However, all products are designed to suit nutritional requirements and promote growth of the baby or toddler at its developmental stage. In order to develop appropriate formulations to suit nutritional needs, we have devoted resources to product development, and emphasize on quality and nutrition. Our product portfolio is consistently adjusted and improved, and capital is spent on upgrading product lines, allowing new products to be introduced, and increase our production capability to meet market demands. The pricing, packaging design is also updated periodically to meet consumer expectations. For example, all currently available milk powder series are available in 900g packs in metal cans. New 500g pack in can is available in The Domestic Gold series and it has been introduced to the market since November 2009.

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

Planned future products

We plan to introduce several milk powder products in the future including:

•
The QQ Care series, specially designed for infants and young children from birth to 12 years old. The products are designed to provide good nutrition for the growth and development suitable for their age group. Novel ingredients such as prebiotics, probiotics, and nucleotides are incorporated into particular products. These are targeted toward the middle-priced market in China. Milk powders of the products will be sourced mainly from New Zealand, Australia or the United States. Planned production will commence on late 2012, at the Guangzhou factory.

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

Since January 2011, we have entered into regional distribution agreements with our distribution agents. The distribution agreement is regional exclusive and we limit each contractual period for one (1) year at a renewable option by the contractual parties. We require a preliminary market sales volume targets for each distribution agent in the agreements and the distribution agent shall make full payments of the purchased products within three (3) days upon the purchase order processed.  We will also provide bonus by rebate in purchases to our agents who rank top sales and will terminate the agreements if the agents fail to complete the agreed market sales volume.

We currently have approximately 100 sales persons (commission based) for our products.

Our milk powders manufactured in New Zealand are shipped or transported by air-flight to our head offices in China. Orders are initiated by our sales people and distribution agents depending on their local customers’ demands, and shall be approved by their province (regional) managers.  Regional managers then combine the orders from various distribution agents and sales and send the orders to our headquarter. After confirmation of the orders from the regional managers, our headquarter gives the instructions to the third party delivery companies to distribute products, according to the combined orders, to regional branch offices. We distribute our products from our headquarter to the sale offices in a large combined order based on regions.

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

Chinese Producers

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

With our PRC product licenses, we can produce milk products, including pure milk, milk yogurt, milk drinks, fruit drinks, infant formula milk powder, middle/elder –aged formula milk powder, maternal formula milk powder, children formula milk powder, lady protein powder, children protein powder and colostrums milk powder.

The factory in Guangzhou was initially established to process New Zealand powder only, but due to the later funding issues because of the higher prices in New Zealand’s manufacturing market shipping costs, and the longer delivery time, a mixture of New Zealand and other imported products from other countries are used. We are considering a move to more New Zealand sourced powder products..

Market strategy

Rebornne has advertised about our products at the China Education Meteorological Station Advertisement, Jilin Life Desk and Yanbian Satellite TV Desk throughout the year. Our own markets are distributed around WM, ZhongBai, WuShang, Carrefour, RenRenLe etc.

Currently, we have sales and marketing infrastructure set up in China using sales agents, but not all of the country is covered. Throughout our sales network, our products are distributed throughout 26 provinces in China, covering more than 9,000 sale locations, including Guangzhou, Haikou, Sanya, Maoming, Jieyang, Nanning, Sichuan, Hunan, Suzhou, Hangzhou, Ningbo, Shanghai, Beijing, Dalian, Changchun, Jiujiang, Qingdao, Tengzhou, Nanchang, Zhengzhou, Xi’an and Wenzhou, etc.

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

Employees

As of the date hereof, we have approximately 60 employees in Guangzhou, 20 in Shenzhen, and 2 in New Zealand. None of our employees is subject to a collective bargaining agreement. We consider our relationship with its employees to be good.

ITEM 1A. RISK FACTORS.

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

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. Although the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies with a public float of less than $75 million from the requirement that our independent registered public accounting firm attest to our financial controls, this exemption does not affect the requirement that we include a report of management on our internal control over financial reporting and does not affect the requirement to include the independent registered public accounting firm’s attestation if our public float exceeds $75 million.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. Regardless of whether we are required to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, if we are unable to do so, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the SEC, which could also adversely affect the market for and the market price of our common stock and our ability to secure additional financing as needed.

CERTAIN OF OUR EXISTING STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER OUR COMPANY, AND THEIR INTERESTS MAY NOT BE ALIGNED WITH THE INTERESTS OF OUR OTHER STOCKHOLDERS.

Dairy Global, our sole officer and director, beneficially owns approximately 97.3% of our issued and outstanding common shares. Therefore, he can exercise significant control us and control the election of our directors and officers. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

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

OUR MANAGEMENT HAS LIMITED EXPERIENCE IN MANAGING AND OPERATING A PUBLIC COMPANY. ANY FAILURE TO COMPLY OR ADEQUATELY COMPLY WITH FEDERAL SECURITIES LAWS, RULES OR REGULATIONS COULD SUBJECT US TO FINES OR REGULATORY ACTIONS, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our current management has limited experience managing and operating a public company and relies in many instances on the professional experience and advice of third parties including its consultants, attorneys and accountants. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our corporate headquarters is located at Level 24, 120 Albert Street, Auckland City, Aukland, New Zealand 1010. We rent this office until February 2012 for NZD1,725, or approximately $1,416, per month

ITEM 3.LEGAL PROCEEDINGS.

Currently there are no legal proceedings pending or threatened against the Company or our subsidiaries. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Public Market for Common Stock

Our common stock is currently traded on the OTC Bulletin Board under the symbol “RBOR.OB.” Our common stock has been quoted on the OTC Bulletin Board since July 26, 2005. From September 9, 2008 until March 22, 2010, we traded under the symbol BTXN.OB. On March 22, 2010 our symbol changed to RBOR.OB based on the reverse split and name change. The following table sets forth the range of high and low bid quotations for each quarter of 2010 and 2011. These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

YEAR	HIGH	LOW

For the Three Months Ended March 31, 2010	$0.35	$0.08
For the Three Months Ended June 30, 2010	$1.01	$0.02
For the Three Months Ended September 30, 2010	$1.01	$0.04
For the Three Months Ended December 31, 2010	$0.75	$0.05
For the Three Months Ended March 31, 2011	$0.60	$0.60
For the Three Months Ended June 30, 2011	$0.60	$0.18

Holders

There are approximately 176 holders of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended March 31, 2011 and 2010, should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-K. References in this section to “we,” “us,” “our,” or the “Company” are to the consolidated business of Rebornne (USA) Inc.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

We operate our business through Rebornne NZ, which was incorporated in Auckland, New Zealand in 2001 by its sole shareholder and owner Dairy Global.  Rebornne NZ is a growing dairy product company in New Zealand with subsidiaries in the PRC. We produce, market, and sell our products under the “Rebornne” brand name. We focus on selling New Zealand produced colostrums and infant formula products in China, which included both premium and a more affordable series, targeted towards the general masses. In order to sell our products, we have established an extensive sales and distribution network nationwide throughout China.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended March 31, 2011 as Compared to the Year Ended March 31, 2010

The following tables set forth key components of our results of operations for the period indicated, in US dollars, and key components of our revenue for the period indicated, in US dollars. The discussion following the table is based on the audited results. Percentage of difference is calculated for comparison.

	For the Year Ended
	March 31, 2011		March 31, 2010		Difference
	USD	%	USD	%	%
Revenues
Sales	5,127,272	100.0	4,738,528	100.0	8.20
Cost of Goods Sold	2,188,776	42.69	2,329,061	49.15	(6.02)
Gross profit	2,938,496	57.31	2,409,467	50.84	21.96
Operating Expenses
Selling Expenses	742,875	14.49	919,564	19.41	(19.21)
General & Administrative Expenses	1,974,318	38.51	1,084,189	22.88	82.10
Total Operating Expenses	2,717,193	52.99	2,003,753	42.29	35.61
Operating Income	221,303	4.32	405,714	8.56	(45.45)
Other Income (Expenses)
Other Income	28,702	0.56	854	0.02	3260.9
Other Expenses	(1649)	(0.03)	(226)	(0.005)	629.65
Interest Income	98	0.002	-	-	-
Interest Expense	(31,118)	(0.61)	(1834)	(0.04)	1596.7
Total Other Income/ (Expenses)	(4,012)	(0.08)	(1206)	(0.03)	232.67
Earnings before Tax	217,291	4.24	404,508	8.54	(46.28)
Income Tax	(94,839)	(1.85)	(69,935)	(1.48)	35.61
Net Income	122,452	2.39	334,573	7.06	(63.4)

Net Revenue:

Net revenue for the year ended March 31, 2011 increased by $388,744 or 8.20% from $4,738,528 for the year ended March 31, 2010 to $5,127,272. The main factors that results net revenues for year ended 2011 have increased gradually included cost of sales sold and operating expenses. The details of each cost will be discusses below.

Cost of sales:

Our cost of sales decreased by $140,285 or 6.02% from $2,329,061 for the year ended March 31, 2010 to $2,188,776 for the year ended March 31, 2011. Even though it is a decrease result, but it is not a very significant figure. The decreased cost of sales has lead to an increase of gross profit. At the beginning of 2010, Rebornne started another selling strategy to increase sales result but minimized the cost of sales. We promote our colostrums products at restaurants in Shenzhen city by using Site-Prepared Method. The Site-Prepared Method could cut down the goods package budget, which is the main cost of sales concern other than ingredient materials.

Gross profit:

Gross profit increased by $529,029 or 21.96% from $2,409,467 for the year ended March 31, 2010 to $2,938,496 for the year ended March 31, 2011. The gross profit increased is in the line of sales increased. We have increased number of dealers from 30 to 100 people. As more selling points are developed, our products are introduced to more places and hence increase of sales result.

Operating Expenses:

The total operating expenses increased by $713,440 or 35.61% from $2,003,753 for the year ended March 31, 2010 to $2,717,193 for the year ended March 31, 2011. The selling expenses for fiscal year 2011 have decreased 19.21% compared to fiscal year 2010. The promotion and advertisements costs are the main expenses in selling expenses portion which is about $450,000. The other two costs which need to be noticed included shipping cost ($65,000) and hotel site fees ($65,000). The hotel site fees occurred since early year 2010. This is because we have started our new selling strategy, Site-Prepared selling at hotel restaurants.

General & administrative expenses (G&A) are the main reason that caused the huge increase in total operating expenses. G&A in year 2011 is $1,974,318 which increased $890,129 as compared to year 2010, $1,084,189. Rebornne Guangzhou subsidiary which involved the large amount of G&A cost with approximately $965,000. Rebornne Guangzhou is the biggest subsidiary among others, which involved most employees (salary), living expenses (electricity and water), laboratory expenses, employee benefits cost and company expenses (license registration fees, insurance, depreciation and others). Rebornne Shenzhen subsidiary is the second main cost of G&A which involved approximately $250,000. The main expenses of Rebornne Shenzhen also involved in employee salary, employee benefit, office rental fees and electricity charge.

The overall reasons that result in increase of total operating expenses are due to increase number of employees, more varieties of products being manufactured and even more advertisements and promotion events being running to introduce company products into big China market.

Operating Income:

The operating income was $221,303 for the year ended March 31, 2011 compared to $405,714 for year ended March 31, 2010, a significant decrease of $184,411 or 45.45%.  Although the gross profit increased gradually but it does not help to rise up the operating income since General & Administrative Expenses consumed a huge amount of money.

Net Income:

The net income was $334,573 for the year ended March 31, 2010 compared to $122,452 for the year ended March 31, 2011, a decrease of $212,121 or 63.1%. The net income decreases is because the huge General & Administrative Expenses.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the summary of our cash flows stated in US Dollar for the year ended March 31, 2011 and 2010.

	As of
	March 31, 2011	March 31, 2010
Cash Flows from Operating Activities	$202,435	$1,952,155
Cash Flows from Investing Activities	(667,618)	(338,391)
Cash Flows from Financing Activities	554,768	(1,220,075)
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	89,585	393,689
Effect of other Comprehensive Income	117,056	(11,908)
Cash & Cash Equivalents at Beginning of Period	385,445	3,664
Cash & Cash Equivalents at End of Period	592,086	385,445

Operating Activities:

During the year ended March 31, 2011, net cash provided by operating activities was $202,435 as compared to net cash used for operating activities of $1,952,155 for the year ended March 31, 2010. The net flow in year 2011 is significantly lower compare to year 2010. This is because the new China Regulation (Infant Formula Milk Powder Product and Review of Rules Permit Conditions Version 2010) requires all infant formula manufacturers must purchase specified laboratory instruments. These expensive laboratory instruments must be purchased and ready to be run before the manufacturer licences been renewed. Therefore, large amount of cash capital was putting into this purchase at the beginning of year 2011.

In addition, for the year ended 2011, Rebornne withdrew the Rebornne Colostrums Products Distributor Right from its previous distributor and hence it cost another large amount of capital to pay for the Rebornne Colostrums Products market networks (Intangible Property).

Investing Activities:

The cash flows from investing activities showed negative are due to the accumulated depreciation with current inventories.

Our total cash and cash equivalents increased to $592,086 as March 31, 2011, as compared to $385,445 as of March 31, 2010. The primary uses of cash are for selling and marketing expenses, development expenses and investment capital.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Note 2 of our financial statements included in this annual report on Form 10-K for the year ended March 31, 2011. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification. ASU 2010-02 clarifies that the scope of previous guidance in the accounting and disclosure requirements related to decreases in ownership of a subsidiary apply to (i) a subsidiary or a group of assets that is a business or nonprofit entity; (ii) a subsidiary that is a business or nonprofit entity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. ASU 2010-02 also expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include (i) the valuation techniques used to measure the fair value of any retained investment; (ii) the nature of any continuing involvement with the subsidiary or entity acquiring a group of assets; and (iii) whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction. The provisions of ASU 2010-02 will be effective for the first reporting period beginning after December 13, 2009. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows of the Company.

In January 2010 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) —Improving Disclosures About Fair Value Measurements. ASU 2010-06 clarifies the requirements for certain disclosures around fair value measurements and also requires registrants to provide certain additional disclosures about those measurements. The new disclosure requirements include (i) the significant amounts of transfers into and out of Level 1 and Level 2 fair value measurements during the period, along with the reason for those transfers, and (ii) separate presentation of information about purchases, sales, issuances and settlements of fair value measurements with significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

ITEM 8.FINANCIAL STATEMENTS.

The financial statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 9A. CONTROLS AND PROCEDURES.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2011, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Auditor Attestation

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Dodd-Frank Wall Street Reform and Consumer Protection Act exempts us, as a company with a public float of less than $75 million, from the requirement that our independent registered public accounting firm attest to our financial controls.

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

Name	Age	Position
Dairy Global	42	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board of Directors

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

He began his career for Hainan Airline as a Aircraft-electric engineer, by being selected to Boeing Inc, USA for his working performance and was granted the graduation diploma by Boeing, Inc. in Seattle, USA. In 2001, Mr Global founded Rebornne New Zealand Limited after running several companies which build up with extensive national and international experience including food & beverage, energy, engineering, industrial plant and equipment services. In 2006, Rebornne New Zealand Limited established Rebornne China Dairy Factory in southern China to meet the increasing market demands in China. Rebornne also established Dongying Dairy Factory in northern China later on.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, no reports required to be filed were timely filed in fiscal year ended March 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers during the years ended March 31, 2011 and 2010 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Dairy Global (1) President, CEO, CFO & Chairman	2011	$166,667	0	0	0	0	0	0	$166,667
	2010	$0	0	0	0	0	0	0	$0

Scott Silverman (2) Former President, CEO & CFO	2010	$150,000	0	0	0	0	0	0	$150,000

(1)	Dairy Global, our sole director and officer, receives an annual salary of $200,000 starting from June 1, 2010.
(2)
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

Option Grants Table

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

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during period ending March 31, 2011 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (‘LTIP’) Awards Table

There were no awards made to a named executive officer as of March 31, 2011 under any LTIP.

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

As of June 30, 2011, we have 54,807,032 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class
Dairy Global (4)	53,296,997	97.3%
All Executive Officers and Directors as a group (1 person)	53,296,997	97.3%

(1)
Unless otherwise indicated, the persons or entities identified herein have sole voting and investment power with respect to the shares shown as beneficially held by them, subject to community property laws where applicable.

(2)	The address is c/o Rebornne New Zealand Limited, Level 23, 120 Albert Street, Auckland City, Auckland, New Zealand Postal Code: 1010.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

	As of March 31, 2011	As of March 31, 2010
Rebornne Trading Company Limited	$47,825	$48,004
Rebornne Dairy Dongying Company	133,377	126,539
Pai Cun (Guangzhou) Health Limited	198,894	-
	$380,096	$174,543

The Company, Pai Cun (Guangzhou) Health Limited and Rebornne Trading Company Limited have common shareholders, whereas Rebornne NZ has an ownership interest in Rebornne Dairy Dongying Company. The amounts due from these related parties have no specific terms of repayment and are non-interest bearing and unsecured.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees paid for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $35,000 for the fiscal year ended March 31, 2011 and $54,000 for the fiscal year ended March 31, 2010.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-18 of this report.

Report of Independent Registered Public Accounting Firm— Samuel H. Wong & Co., LLP
Balance Sheets
Statements of Income and Comprehensive Income
Statements of Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement by and between the Company, Rebornne NZ, and the Rebornne NZ Shareholders, dated May 28, 2010 (1)
3.1	Certificate of Incorporation (2)
3.2	By Laws (2)
10.1	Form of Regional Distribution Agreement (English Translation) *
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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

REBORNNE (USA) INC

Date: July 13, 2011	By:	/s/ Dairy Global
Dairy Global
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer

Rebornne (USA), Inc.

Audited Consolidated Financial Statements

March 31, 2011 and 2010

(Stated in US Dollars)

Rebornne (USA), Inc.

To:          The Stockholder and Board of Directors
Rebornne (USA), Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Rebornne (USA), Inc. as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rebornne (USA), Inc. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	Samuel H. Wong & Co., LLP
May 20, 2011	Certified Public Accountants

Rebornne (USA), Inc.
Consolidated Balance Sheets
As of March 31, 2011 and 2010
(Stated in US Dollars)

ASSETS	Notes	03/31/2011	3/31/2010
Current Assets
Cash and Cash Equivalents		$592,086	$385,445
Accounts Receivable		74,984	1,926
Other Receivable		80,190	27,221
Inventories	3	1,401,273	429,738
Advance to Suppliers		952,865	55,753
Related Parties Receivable	4	380,096	174,543
Prepaid Expenses		1,075	-
Total Current Assets		3,482,569	1,074,626
Non-Current Assets
Property, Plant & Equipment, net	5	2,506,049	2,286,977
Intangible Assets	6	152,437	-
Long-term Investment	7	29,970	29,970
Other Assets		-	2,984
TOTAL ASSETS		6,171,025	$3,394,557

LIABILITIES
Current Liabilities
Accounts Payable		330,947	$18,502
Taxes Payable	8	1,224,411	622,288
Other Payable		168,464	61,573
Current Portion of Long-term Debt	9	15,987	-
Note Payable	10	106,706	-
Related Party Payable		732,239	963,385
Customer Deposits		1,154,280	69,107
Total Current Liabilities		3,733,034	1,734,855
Non-Current Liabilities
Long-term Debt	9	45,328	-
TOTAL LIABILITIES		3,778,362	1,734,855
STOCKHOLDER’S EQUITY
Preferred Stock ($0.001 par value, 10,000,000 shares authorized, 0 share issued and outstanding at March 31, 2011 and 2010) Common Stock ($0.001 par value, 100,000,000 shares authorized, 52,546,997 and 26,546,997 shares issued and outstanding at March 31, 2011 and 2010 respectively)	52,547	26,547
Additional Paid in Capital	468,288	835
Retained Earnings	1,756,932	1,634,480
Accumulated Other Comprehensive Income	114,896	(2,160)
TOTAL STOCKHOLDER’S EQUITY	2,392,663	1,659,702
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	6,171,025	$3,394,557

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Operations
For the year ended March 31, 2011 and 2010
(Stated in US Dollars)

	Note	3/31/2011	3/31/2010
Revenue
Sales		5,127,272	$4,738,528
Cost of Goods Sold		2,188,776	2,329,061
Gross Profit		2,938,496	2,409,467

Operating Expenses
Selling Expenses		742,875	919,564
General & Administrative Expenses		1,974,318	1,084,189
Total Operating Expenses		2,717,193	2,003,753

Operating Income		221,303	405,714

Other Income (Expenses)
Other Income		28,702	854
Other Expenses		(1,694)	(226)
Interest Income		98	-
Interest Expense		(31,118)	(1,834)
Total Other Income (Expenses)		(4,012)	(1,206)

Earnings before Tax		217,291	404,508

Income Tax		(94,839)	(69,935)

Net Income		$122,452	$334,573

Earnings per share
- Basic	0.00	0.01
- Diluted	0.00	0.01

Weighted average shares outstanding
- Basic	30,580,055	26,546,997
- Diluted	30,580,055	26,546,997

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Changes in Stockholder’s Equity
As of and for the year ended March 31, 2011 and 2010
 (Stated in US Dollars)
					Accumulated
	Number		Additional		Other
	Of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balance at April 1, 2009	26,546,997	$26,547	$835	$2,519,984	$9,748	$2,557,114
Net Income	-	-	-	334,573	-	334,573
Distribution of Dividends	-	-	-	(1,220,077)	-	(1,220,077)
Foreign Currency Translation Adjustment	-	-	-	-	(11,908)	(11,908)
Balance at March 31, 2010	26,546,997	$26,547	$835	$1,634,480	$(2,160)	$1,659,702

Balance at April 1, 2010	26,546,997	$26,547	$835	$1,634,480	$(2,160)	$1,659,702
Issuance of common stock	26,000,000	26,000	467,453	-	-	493,453
Net Income	-	-	-	122,452	-	122,452
Foreign Currency Translation Adjustment	-	-	-	-	117,056	117,056
Balance at March 31, 2011	52,546,997	52,547	468,288	1,756,932	114,896	2,392,663

	Comprehensive Income
	03/31/2011	3/31/2010	Accumulated Total
Net Income	$122,452	$334,573	$457,025
Foreign Currency Translation Adjustment	117,056	(11,908)	105,148
	$239,508	$322,665	$562,173

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Cash Flows
For the year ended March 31, 2011 and 2010
 (Stated in US Dollars)
	3/31/2011	3/31/2010
Cash Flows from Operating Activities
Cash Received from Customers	$6,086,418	$4,872,709
Cash Paid to Suppliers & Employees	(5,765,650)	(2,498,787)
Cash Paid for Selling Expenses	(620,530)	(699,181)
Cash Received for Other Income	28,702	876
Cash Paid for Other Expenses	(1,694)	-
Interest Received	98	-
Interest Paid	(31,118)	(1,834)
VAT and Other Tax (Payments)/Refunds Received	506,209	278,598
Miscellaneous Payments	-	(226)
Cash Sourced/(Used) in Operating Activities	202,435	1,952,155

Cash Flows from Investing Activities
Purchase of Intangible Assets	(152,437)	1,023
Purchase of Property, Plant, and Equipment	(518,165)	(309,440)
Disposal (Purchase) of Other Assets	2,984	(4)
Purchase of Long-term Investment	-	(29,970)
Cash Used/(Sourced) in Investing Activities	(667,618)	(338,391)

Cash Flows from Financing Activities
Issuance of Common Stock	493,453	-
Payment of Long-term Debt	61,315	-
Distribution of Dividends	-	(1,220,075)
Cash Sourced/(Used) in Financing Activities	554,768	(1,220,075)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year	89,585	393,689
Effect of Other Comprehensive Income	117,056	(11,908)
Cash & Cash Equivalents at Beginning of Year	385,445	3,664
Cash & Cash Equivalents at End of Year	592,086	385,445

Non-cash Investing Activity
Purchase of Motor Vehicle by Way of Long-term Debt	66.628	-

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Reconciliation of Net Income to Cash Sourced/(Used) in Operations
For the year ended March 31, 2011 and 2010
(Stated in US Dollars)
	3/31/2011	3/31/2010

Net Income	$122,452	$334,573

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:

Depreciation	295,822	269,416
Loss on Disposal of Property, Plant and Equipment	3,271	-
Decrease/(Increase) in Accounts Receivable	(73,058)	84,386
Decrease/(Increase) in Other Receivable	(52,969)	(19,290)
Decrease/(Increase) in Inventories	(971,535)	433,570
Decrease/(Increase) in Advance to Suppliers	(897,112)	(47,365)
Decrease/(Increase) in Related Parties Receivable	(205,553)	(110,430)
Decrease/(Increase) in Prepaid Expenses	(1,075)	-
Increase/(Decrease) in Note Payable	106,706	-
Increase/(Decrease) in Accounts Payable	312,445	(19,166)
Increase/(Decrease) in Taxes Payable	602,123	348,533
Increase/(Decrease) in Other Payable	106,891	61,397
Increase/(Decrease) in Related Party Payable	(231,146)	547,424
Increase/(Decrease) in Customer Deposits	1,085,173	69,107

Total of all adjustments	79,983	1,617,582

Cash Sourced (Used) in Operation	$202,435	$1,952,155

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the years ended March 31, 2011 and 2010

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
As of and for the years ended March 31, 2011 and 2010

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
As of and for the years ended March 31, 2011 and 2010

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

Property, plant, and equipment are depreciated using the straight-line or declining balance method over their estimated useful lives.  Their useful lives are as follows:

Fixed Assets Classification	Useful Lives
Property and Leasehold Improvements	10 Years
Equipment and Furniture	2.5 to 10 Years
Motor Vehicles	4 Years

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the years ended March 31, 2011 and 2010

(I)	Intangible Assets

Intangible assets that are acquired individually or as part of a group of assets, other than those acquired in a business combination, are initially recorded at their fair value. The cost of a group of assets acquired in a transaction is allocated to the individual assets based on their relative fair values. Goodwill does not arise in such a transaction. Intangible assets that are acquired in a business combination are accounted for in accordance with ASC Topic 805, Business Combinations . The costs of intangible assets that are developed internally, as well as the costs of maintaining or restoring intangible assets that have indeterminate lives or that are inherent in a continuing business and related to the entity as a whole, are expensed as incurred.

The accounting for intangible assets, other than goodwill, subsequent to acquisition is based on the asset’s useful life. The useful life of the intangible asset is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. An asset for which no legal, regulatory, contractual, competitive, economic, or other factors limit its useful life is considered to have an indefinite useful life.

(J)	Long-Term Investment

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

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the years ended March 31, 2011 and 2010

(K)	Customer Deposits

Customer deposits represent the money the Company has received from customers in advance for the purchase of goods. The Company considers customer deposits as a liability until the title of goods have been transferred at which point the balance will be credited to sales revenue.

(L)	Comprehensive Income

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

(M)	Revenue Recognition

Revenue from product sales is recognized net of discounts and trade allowances when the goods are shipped and title has passed.

(N)	Cost of Goods Sold

Cost of goods sold is primarily comprised of cost of goods.

(O)	Selling Expenses

Selling expenses include outbound freight, wages of the sales force, commissions, and advertising.

(P)	General & Administrative Expenses

General and administrative expenses are comprised of executive compensation, wages of administrative and factory staff, professional fees, depreciation, travel and lodging, meals and entertainment, utilities, and rental.

(Q)	Advertising Expenses

Costs related to advertising and promotion expenditures are expensed as incurred during the year.  Advertising costs are charged to selling expenses.

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the years ended March 31, 2011 and 2010

(R)	Retirement Plan

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

(S)	Income Tax

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

In respect of the Company and its subsidiaries domiciled and operated in New Zealand and the People’s Republic of China, the taxation of these entities is summarized below:

Entities	Countries of Domicile	Income Tax Rate
Rebornne (USA), Inc.	United States	15.00% - 35.00%
Rebornne New Zealand Limited	New Zealand	30.00%
Rebornne (Guangzhou) Dairy Company	PRC	25.00%
Rebornne (Shenzhen) Dairy Company	PRC	25.00%
Shenzhen Xin Sheng Advertising and Strategy Ltd.	PRC	25.00%

(T)	Foreign Currency Translation

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
As of and for the years ended March 31, 2011 and 2010

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

Exchange Rates	3/31/11	12/31/10	03/31/10
Period end RMB : US$ exchange rate	6.5601	6.6118	6.8361
Average period RMB : US$ exchange rate	6.7087	6.7600	6.8383

Period end NZD : US$ exchange rate	1.3165	1.3009	1.4073
Average period HKD : US$ exchange rate	1.3658	1.3806	1.4845

(U)	Financial Instruments

The Company’s financial instruments are cash and cash equivalents, accounts receivable, other receivable, advances to suppliers, related parties receivable, accounts payable, other payable, notes payable, related party payable and long-term debt. The recorded values of these financial instruments approximate their fair values due to their short-term nature.   The difference between the carrying and fair values of long-term debt is not significant.

(V)	Impairment of Intangible Assets

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the years ended March 31, 2011 and 2010

(W)	Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification. ASU 2010-02 clarifies that the scope of previous guidance in the accounting and disclosure requirements related to decreases in ownership of a subsidiary apply to (i) a subsidiary or a group of assets that is a business or nonprofit entity; (ii) a subsidiary that is a business or nonprofit entity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. ASU 2010-02 also expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include (i) the valuation techniques used to measure the fair value of any retained investment; (ii) the nature of any continuing involvement with the subsidiary or entity acquiring a group of assets; and (iii) whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction. The provisions of ASU 2010-02 will be effective for the first reporting period beginning after December 13, 2009. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows of the Company.

In January 2010 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) —Improving Disclosures About Fair Value Measurements. ASU 2010-06 clarifies the requirements for certain disclosures around fair value measurements and also requires registrants to provide certain additional disclosures about those measurements. The new disclosure requirements include (i) the significant amounts of transfers into and out of Level 1 and Level 2 fair value measurements during the period, along with the reason for those transfers, and (ii) separate presentation of information about purchases, sales, issuances and settlements of fair value measurements with significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows of the Company.

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the years ended March 31, 2011 and 2010

(X)	Subsequent Events

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

3.             Inventories

	3/31/2011	3/31/2010
Raw materials	$156,213	$49,808
Finished goods	1,245,060	379,930
	$1,401,273	$429,738

4.             Related Parties Receivable

	3/31/2011	03/31/2010

Rebornne Trading Company Limited	$47,825	$48,004
Rebornne Dairy Dongying Company	133,377	126,539
Pai Cun (Guangzhou) Health Limited	198,894	-
	$380,096	$174,543

The Company, Pai Cun (Guangzhou) Health Limited and Rebornne Trading Company Limited have common shareholders, whereas Rebornne NZ has an ownership interest in Rebornne Dairy Dongying Company. The amounts due from these related parties have no specific terms of repayment and are non-interest bearing and unsecured.

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the years ended March 31, 2011 and 2010

5.             Property, Plant, and Equipment

		Accumulated
3/31/2011	Cost	Depreciation	Net
Property and Leasehold Improvements	$800,697	$254,500	$546,197
Equipment and Furniture	2,048,006	407,066	1,640,940
Motor Vehicles	396,653	77,741	318,912
	$3,245,356	$739,307	$2,506,049

		Accumulated
3/31/2010	Cost	Depreciation	Net
Property and Leasehold Improvements	$765,056	$96,457	$668,599
Equipment and Furniture	1,638,590	221,329	1,417,261
Motor Vehicles	323,544	122,427	201,117
	$2,727,190	$440,213	$2,286,977

6.             Intangible Assets

Intangible assets consist of the exclusive right to distribute the Rebornne Colostrums products and the related customer contracts.  Pursuant to the distributor right agreement dated December 1, 2010 between Rebornne NZ and Hainan Guo Jian High-tech Milk Industry Company Limited (“Hainan), Rebornne NZ agreed to purchase the exclusive distribution network of the Rebornne Colostrums products and related customers from Hainan by issuing 1.8 million common stock of Rebornne (USA), Inc. and paying RMB $3 million in cash as consideration.  As of March 30, 2011, Rebornne NZ paid $154,286 in cash (RMB $1 million).  The 1.8 million common stock of Rebornne (USA), Inc. and the remaining cash payment of RMB $2 million will be issued by December 2011 as agreed between both parties.  As there are no legal, regulatory, contractual, competitive, economic or other factors limiting the useful life of these intangible assets, they are considered to have an indefinite useful life and no amortization is taken.  Instead, they will be tested for impairment annually.

7.             Long-Term Investment

In April 2008, Rebornne NZ entered into an agreement to acquire 60% interest in Rebornne Dairy Dongying Company (“Rebornne Dongying”).  Rebornne Dongying is located is Shandong, PRC.  Rebornne Dongying’s primary business activity is production of fresh milk.  As consideration for the 60% interest, Rebornne NZ committed to contribute $2,303,945 (RMB$15,750,000) in capital by April 29, 2010.  As of March 31, 2011, the Company has contributed $29,970 in cash.  The Company has also contributed a milk powder formulation to Rebornne Dongying. The milk powder formulation has been appraised at $841,123 (RMB$5,750,000).

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the years ended March 31, 2011 and 2010

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

The cash contribution made by Rebornne NZ does not exceed 20% of the net assets of Rebornne Dongying.  Neither the Company nor Rebornne NZ has not been able to exert significant influence over Rebornne Dongying in terms of management of the finances and business operations for the periods presented; therefore, in light of the foregoing circumstance, the Company, at March 31, 2011 and 2010, has accounted for its investment in Rebornne Dongying using the cost method.  If in the future the Company is able to exert more significant influence or increase its capital contribution, the Company would change the method for which it accounts for its investment in Rebornne Dongying.

8.             Taxes Payable

	3/31/2011	03/31/2010

Value Added Tax	$1,042,213	$524,971
Other Tax	12,263	19,405
Income Tax Payable	149,935	77,912
	$1,224,411	$622,288

9.             Note Payable

The note is payable to an unrelated individual. It is unsecured, due on demand and bears interest at 5% per month.

10.           Related Party Payable and Transactions

Related party payable relates to amounts owing to the shareholder of the Company.  It has no specific terms of repayment and is non-interest bearing.

In addition, the sole shareholder received $166,667 (2010 - $35,196) in remuneration from the Company and Rebornne NZ for the year ended March 31, 2011.

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the years ended March 31, 2011 and 2010

11.           Long-term Debt

	3/31/2011	03/31/2010

Motor Vehicle Loan	$61,315	$-
Less: Current Portion	(15,987)	-
	$45,328	$-

Long-term debt relates to a motor vehicle loan.  It matures in July 2014, is secured by the motor vehicle, bears interest at 12% per annum and is repayable at $2,443 per month.

12.           Commitments

The Company and its three wholly owned subsidiaries have operating leases for their premises expiring between October 2011 and May 2016.  The minimum lease payments for the next five fiscal years are as follows:

2012	$117,710
2013	$93,451
2014	$99,306
2015	$99,306
2016	$104,271

13.           Economic, Political, and Legal Risks

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