Form 10-K/A
period 2011-03-31
Rebornne (USA), Inc.
filed 2011-08-11
CIK 1268238

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) of  Rebornne (USA), Inc. (the “Company”), amends the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on July 13, 2011. This Amendment is being filed to merely amend the incorrect classification of shell company status on the front page. No other information included in the original Form 10-K is amended hereby.

Except as stated herein, this Amendment does not reflect any subsequent events occurred after the original filing of the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

Net Revenue:

Net revenue increased by $388,744 or 8.20% from $4,738,528 for the year ended March 31, 2010 to $5,127,272 for the year ended March 31, 2011 . The main factors that results net revenues for the year ended March 31 , 2011 have increased gradually included cost of sales sold and operating expenses. The details of each cost will be discusses below.

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

REBORNNE (USA) INC

Date: August 11, 2011	By:	/s/ Dairy Global
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