Form 10-Q
period 2011-06-30
Rebornne (USA), Inc.
filed 2011-08-22
CIK 1268238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number.:  333-110324

REBORNNE (USA) INC.
 (Exact name of registrant as specified in its charter)

Florida	90-0515106
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

Level 23, 120 Albert Street Auckland City, Aukland New Zealand	1010
(Address of principal executive offices)	(Zip Code)

(+0064) 9-909-8886
 (Registrant’s telephone number, including area code)

Not Applicable
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
Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐        No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2011:  54,807,032 shares of common stock are issued and outstanding.

REBORNNE (USA), INC.

FORM 10-Q

June 30, 2011

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Rebornne (USA), Inc.

Unaudited Consolidated Financial Statements

June 30, 2011 and March 31, 2011

(Stated in US Dollars)

Rebornne (USA), Inc.

Report of Independent Registered Public Accounting Firm

To:	The Stockholder and Board of Directors Rebornne (USA), Inc.

We have reviewed the accompanying interim consolidated Balance Sheets of Rebornne (USA), Inc. (“the Company”) as of June 30, 2011 and March 31, 2011, and the related statements of income, changes in stockholders’ equity, and cash flows for the three-month period ended June 30, 2011 and June 30, 2010. These interim consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

San Mateo, California August 1, 2011	Samuel H. Wong & Co., LLP Certified Public Accountants

Rebornne (USA), Inc.
Consolidated Balance Sheets
As of June 30, 2011 and March 31, 2011
(Stated in US Dollars)

ASSETS	Notes	06/30/2011	03/31/2011
Current Assets
Cash and Cash Equivalents		$716,486	$592,086
Accounts Receivable		214,668	74,984
Other Receivable		104,881	80,190
Inventories	3	983,418	1,401,273
Advance to Suppliers		983,816	952,865
Related Parties Receivable	4	386,362	380,096
Prepaid Expenses		7,122	1,075
Total Current Assets		3,396,753	3,482,569
Non-Current Assets
Property, Plant & Equipment, net	5	2,404,579	2,506,049
Intangible Assets	6	152,437	152,437
Long-term Investment	7	29,970	29,970
Other Assets		6,189	-
TOTAL ASSETS		$5,989,928	$6,171,025

LIABILITIES
Current Liabilities
Accounts Payable		$307,594	$330,947
Taxes Payable	8	1,422,259	1,224,411
Other Payable		183,585	168,464
Current Portion of Long-term Debt	9	17,704	15,987
Note Payable	10	108,300	106,706
Related Party Payable		631,619	732,239
Customer Deposits		689,366	1,154,280
Total Current Liabilities		$3,360,427	$3,733,034
Non-Current Liabilities
Long-term Debt	9	44,150	45,328
TOTAL LIABILITIES		$3,404,577	$3,778,362

STOCKHOLDER’S EQUITY
Preferred Stock ($0.001 par value, 10,000,000 shares authorized, 0 share issued and outstanding at June 30, 2011 and March 31, 2011) Common Stock ($0.001 par value, 100,000,000 shares authorized, 54,807,032 and 52,546,997 shares issued and outstanding at June 30, 2011 and March 31, 2011 respectively)	$54,807	$52,547
Additional Paid in Capital	707,538	468,288
Retained Earnings	1,807,637	1,756,932
Accumulated Other Comprehensive Income	15,369	114,896
TOTAL STOCKHOLDER’S EQUITY	2,585,351	2,392,663
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,989,928	$61,171,025

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Income
For the three month period ended June 30, 2011 and 2010
(Stated in US Dollars)

	Note	06/30/2011	06/30/2010
Revenue
Sales		$1,290,149	$1,018,780
Cost of Goods Sold		713,437	384,303
Gross Profit		576,712	634,477

Operating Expenses
Selling Expenses		101,584	229,864
General & Administrative Expenses		359,667	402,452
Total Operating Expenses		461,251	632,316

Operating Income		115,461	2,161

Other Income (Expenses)
Other Income		281	240
Other Expenses		(3,792)	(124)
Interest Income		14	56
Interest Expense		(16,532)	-
Total Other Income (Expenses)		(20,029)	172

Earnings before Tax		95,432	2,333

Income Tax		(44,727)	-

Net Income		$50,705	$2,333
Earnings per share
- Basic		$0.00	$0.00
- Diluted		$0.00	$0.00

Weighted average shares outstanding
- Basic		54,807,032	26,546,997
- Diluted		54,807,032	26,546,997

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Changes in Stockholder’s Equity
For the three-month period ended and year ended June 30, 2011 and March 31, 2011
 (Stated in US Dollars)

					Accumulated
	Number		Additional		Other
	Of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balance at April 1, 2010	26,546,997	$26,547	$835	$1,634,480	$(2,160)	$1,659,702
Issuance of common stock	26,000,000	26,000	467,453	-	-	493,453
Net Income	-	-	-	122,452	-	122,452
Foreign Currency Translation Adjustment	-	-	-	-	117,056	117,056
Balance at March 31, 2011	52,546,997	52,547	468,288	1,756,932	114,896	2,392,663

Balance at April 1, 2011	52,546,997	$52,547	$468,288	$1,756,932	$114,896	$2,392,663
Issuance of common stock	2,260,035	2,260	239,250	-	-	241,510
Net Income	-	-	-	50,705	-	50,705
Foreign Currency Translation Adjustment	-	-	-	-	(99,527)	(99,527)
Balance at June 30, 2011	54,807,032	54,807	707,538	1,807,637	15,369	2,585,351

	Comprehensive Income
	06/30/2011	03/31/2011	Accumulated Total
Net Income	$50,705	$122,452	$173,157
Foreign Currency Translation Adjustment	(99,527)	117,056	17,529
	$(48,822)	$239,508	$190,686

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Cash Flows
For the three-month period ended June 30, 2011 and 2010
 (Stated in US Dollars)

	06/30/2011	06/30/2010
Cash flows from operating activities
Net Income	$50,705	$2,333
Depreciation	101,470	69,142
Finance charges on obligations under financial leases	4,655	-
Decrease/(Increase) in Accounts Receivable	(139,685)	(79,849)
Decrease/(Increase) in Other Receivable	(24,690)	(104,090)
Decrease/(Increase) in inventory	409,222	(106,885)
Decrease/(Increase) in Advance to Suppliers	(30,951)	36,505
Decrease/(Increase) in related party receivable	(6,266)	(151)
Decrease/(Increase) in Prepaid Expenses	2,586	14,628
Increase/(Decrease) in Note Payable	1,594	-
Increase/(Decrease) in Accounts Payable	(23,353)	89,720
Increase/(Decrease) in Taxes Payable	197,848	120,327
Increase/(Decrease) in other payable	15,121	16,980
Increase/(Decrease) in related party payable	(100,620)	74,568
Increase/(Decrease) in Customer Deposits	(464,914)	66,157
Cash Sourced/(Used) in Operating Activities	(7,278)	$199,385

Cash Flows from Investing Activities
Purchase of Property, Plant, and Equipment	-	(11,326)
Disposal (Purchase) of Other Assets	(6,189)	(9,500)
Cash Used/(Sourced) in Investing Activities	(6,189)	(20,826)

Cash Flows from Financing Activities		-
Issuance of Common Stock	241,510	-
Principal repayments of obligation under finance lease	(4,116)	-
Cash Sourced/(Used) in Financing Activities	237,394	-

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year	223,927	178,559
Effect of Other Comprehensive Income	(99,527)	37,758
Cash & Cash Equivalents at Beginning of Year	592,086	385,445
Cash & Cash Equivalents at End of Year	716,486	601,762

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the three-month periods ended June 30, 2011 and March 31, 2011

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
As of and for the three-month periods ended June 30, 2011 and March 31, 2011

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

The consolidated financial statements include all the accounts of the Company and its four wholly-owned subsidiaries. Inter-company transactions, such as sales, cost of sales, due to/due from balances, investment in subsidiary, and subsidiary’s capitalization have been eliminated.

As of June 30, 2011, the detailed identities of the consolidated subsidiaries are as follows:

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
As of and for the three-month periods ended June 30, 2011 and March 31, 2011

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

Property, plant, and equipment are stated at cost.  Repairs and maintenance to these assets are charged to expense as incurred. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized.

Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows:

Property and Leasehold Improvements	10 Years
Equipment and Furniture	2.5 to 10 Years
Motor Vehicles	4 Years

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the three-month periods ended June 30, 2011 and March 31, 2011

(I)	Intangible Assets

Intangible assets that are acquired individually or as part of a group of assets, other than those acquired in a business combination, are initially recorded at their fair value. The cost of a group of assets acquired in a transaction is allocated to the individual assets based on their relative fair values. Goodwill does not arise in such a transaction. Intangible assets that are acquired in a business combination are accounted for in accordance with ASC Topic 805, Business Combinations. The costs of intangible assets that are developed internally, as well as the costs of maintaining or restoring intangible assets that have indeterminate lives or that are inherent in a continuing business and related to the entity as a whole, are expensed as incurred.

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
As of and for the three-month periods ended June 30, 2011 and March 31, 2011

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
As of and for the three-month periods ended June 30, 2011 and March 31, 2011

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

The Company and its operating subsidiaries Rebornne New Zealand Limited, Rebornne (Guangzhou) Dairy Company, Rebornne (Shenzhen) Dairy Company and Shenzhen Xin Sheng Advertising and Strategy Ltd. maintain their financial statements in their functional currencies, which are the New Zealand dollar and the Renminbi (RMB) respectively. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the three-month periods ended June 30, 2011 and March 31, 2011

For financial reporting purposes, the financial statements of Rebornne NZ, Rebornne Guangzhou, Rebornne Shenzhen and Shenzhen Xin Sheng Advertising and Strategy Ltd., which are prepared using their respective functional currencies, have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates, and stockholders’ equity is translated at historical exchange rates. Translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Exchange Rates	06/30/11	03/31/11	06/30/10
Period end RMB : US$ exchange rate	6.4635	6.5601	6.8086
Average period RMB : US$ exchange rate	6.4999	6.7087	6.8335

Period end NZD : US$ exchange rate	1.2236	1.3165	1.4369
Average period NZD : US$ exchange rate	1.2513	1.3658	1.4274

(U)	Financial Instruments

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
As of and for the three-month periods ended June 30, 2011 and March 31, 2011

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

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the three-month periods ended June 30, 2011 and March 31, 2011

3.	Inventories
	06/30/2011	03/31/2011
Raw materials	$65,933	$156,213
Finished goods	917,485	1,245,060
	$983,418	$1,401,273

4.	Related Parties Receivable
	06/30/2011	03/31/2011

Rebornne Trading Company Limited	$48,540	$47,825
Rebornne Dairy Dongying Company	135,370	133,377
Pai Cun (Guangzhou) Health Limited	202,452	198,894
	$386,362	$380,096

The Company, Pai Cun (Guangzhou) Health Limited and Rebornne Trading Company Limited have common shareholders, whereas Rebornne NZ has an ownership interest in Rebornne Dairy Dongying Company. The amounts due from these related parties have no specific terms of repayment and are non-interest bearing and unsecured.

5.	Property, Plant, and Equipment

		Accumulated
06/30/2011	Cost	Depreciation	Net
Property and Leasehold Improvements	$800,697	$278,384	$522,313
Equipment and Furniture	2,048,006	468,983	1,579,023
Motor Vehicles	396,653	93,410	303,243
	$3,245,356	840,777	2,404,579

		Accumulated
03/31/2011	Cost	Depreciation	Net
Property and Leasehold Improvements	$800,697	$254,500	$546,197
Equipment and Furniture	2,048,006	407,066	1,640,940
Motor Vehicles	396,653	77,741	318,912
	$3,245,356	$739,307	$2,506,049

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the three-month periods ended June 30, 2011 and March 31, 2011

6.	Intangible Assets

Intangible assets consist of the exclusive right to distribute the Rebornne Colostrums products and the related customer contracts.  Pursuant to the distributor right agreement dated December 1, 2010 between Rebornne NZ and Hainan Guo Jian High-tech Milk Industry Company Limited (“Hainan), Rebornne NZ agreed to purchase the exclusive distribution network of the Rebornne Colostrums products and related customers from Hainan by issuing 1.8 million common stock of Rebornne (USA), Inc. and paying RMB $3 million in cash as consideration.  As of March 30, 2011, Rebornne NZ paid $152,437 in cash (RMB $1 million).  The 1.8 million common stock of Rebornne (USA), Inc. and the remaining cash payment of RMB $2 million will be issued by December 2011 as agreed between both parties.  As there are no legal, regulatory, contractual, competitive, economic or other factors limiting the useful life of these intangible assets, they are considered to have an indefinite useful life and no amortization is taken.  Instead, they will be tested for impairment annually.

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

The cash contribution made by Rebornne NZ does not exceed 20% of the net assets of Rebornne Dongying.  Neither the Company nor Rebornne NZ has not been able to exert significant influence over Rebornne Dongying in terms of management of the finances and business operations for the periods presented; therefore, in light of the foregoing circumstance, the Company, at June 30, 2011 and March 31, 2011, has accounted for its investment in Rebornne Dongying using the cost method.  If in the future the Company is able to exert more significant influence or increase its capital contribution, the Company would change the method for which it accounts for its investment in Rebornne Dongying.

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of and for the three-month periods ended June 30, 2011 and March 31, 2011

8.	Taxes Payable
	06/30/2011	03/31/2010

Value Added Tax	$1,194,654	$1,042,213
Other Tax	14,720	12,263
Income Tax Payable	212,885	169,935
	$1,422,259	$1,224,411

9.	Note Payable

The note is payable to an unrelated individual. It is unsecured, due on demand and bears interest at 5% per month.

10.	Related Party Payable and Transactions

Related party payable relates to amounts owing to the shareholder of the Company.  It has no specific terms of repayment and is non-interest bearing.

In addition, the sole shareholder received $50,000 and $3,725 in remuneration from its wholly owned subsidiaries for the three-month periods ended June 30, 2011 and June 30, 2010 respectively.

11.	Long-term Debt
	06/30/2011	03/31/2011

Motor Vehicle Loan	61,854	$61,315
Less: Current Portion	(17,704)	(15,987)
	44,150	$45,328

Long-term debt relates to a motor vehicle loan.  It matures in July 2014, is secured by the motor vehicle, bears interest at 12% per annum and is repayable at NZ$ 2,443 per month.

12.	Commitments

The Company and its four wholly owned subsidiaries have operating leases for their premises expiring between October 2011 and May 2016.  The minimum lease payments for the next six fiscal years are as follows:

2012	$ 104,357
2013	$ 133,961
2014	$ 95,436
2015	$ 95,436
2016	$ 95,436
2017	$ 15,906

13.	Economic, Political, and Legal Risks

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended June 30, 2011 and 2010 should be read in conjunction with its financial statements. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the year ended March 31, 2011 as filed with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

RESULTS OF OPERATIONS

Results of Operations for the Three-Month Period Ended June 30, 2011 as Compared to the Three-Month Period Ended June 30, 2010

The following tables set forth key components of our results of operations for the period indicated, in US dollars, and key components of our revenue for the period indicated, in US dollars. The discussion following the table is based on the audited results. Percentage of difference is calculated for better comparison.

	For the Three Months Ended
	June 30, 2011		June 30, 2010		Difference
	USD	%	USD	%	%
Revenues
Sales	1,290,149	100.0	1,018,780	100.0	26.64
Cost of Goods Sold	713,437	55.30	384,303	37.72	85.64
Gross profit	576,712	44.70	634,477	62.28	(9.10)
Operating Expenses
Selling Expenses	101,584	7.87	229,864	22.56	(55.81)
General & Administrative Expenses	359,667	27.88	402,452	39.50	(10.63)
Total Operating Expenses	461,251	35.75	632,316	62.07	(27.05)
Operating Income	115,461	8.95	2,161	0.212	5242.9
Other Income (Expenses)
Other Income	281	0.022	240	0.024	17.08
Other Expenses	(3,792)	(0.29)	(124)	(0.012)	2958.1
Interest Income	14	0.001	56	(0.005)	(75.0)
Interest Expense	(16,532)	(1.28)	-	-	-
Total Other Income/ (Expenses)	(20,029)	(1.55)	172	(20,201)	(11744.8)
Earnings before Tax	95,432	7.40	2,333	93,099	3990.5
Income Tax	(44,727)	(3.47)	-	-	-
Net Income	50,705	3.93	2,333	0.229	2073.4

Net Revenue:

Net revenue increased by $271,369 or 26.64% from $1,018,780 for the three-month ended June 30, 2010 to $1,290,149 for the three-month ended June 30, 2011. An increasing number of selling points to more than 2000 areas in Year 2011 is the main reason that increased the net revenue of the ended period.

Cost of sales:

Our cost of sales increased by $329,134 or 85.64% from $384,303 for the three-month ended June 30, 2010 to $713,437 for the three-month ended June 30, 2011. The cost of sales increased is in the line of the increased in net revenue.

Gross profit:

Gross profit is slightly decreased by $57,765 or 9.10% from $634,477 for the three-month ended June 30, 2010 to $576,712 for the three-month ended June 30, 2011. The little drop of gross profit is due to the huge cost of sales increased.

Operating Expenses:

The total operating expenses decreased by $171,065 or 27.05% from $632,316 for the three-month ended June 30, 2010 to $461,251 for the three-month ended June 30, 2011. The Selling Expenses have decreased by $128,280 or 55.81% from year 2010 which is the main factor that result in total operating expenses decreasing. The main expenses included promotion and advertisements cost of about $42,000 was lesser than then expenses in year 2010. General & Administrative (G&A), has a mild drop at $42,785 or 10.63% in Total Operating Expenses. The main expenses cost in G & A section included employee salaries, employee benefits and office rental/expenses.

Operating Income:

The operating income was $115,461 for the three-month ended June 30, 2011 as compared to $2,161 for three-month ended June 30, 2010, a very sharp rise in the total of 113,300 or 5242.9%. The great increase in operating income for this ended period is due to the huge decrease of total operating expenses and the increase of net revenue.

Net Income:

The net income was $2,333 for the three-month ended June 30, 2010 as compared to $50,705 for the three-month ended June 30, 2011, representing a great increase at $48,372 or 2073.4%. The net income increased dramatically because the net revenue increased gradually in accompany with large decrease in total operating expenses in year 2011.

Liquidity and Capital Resources

The following table sets forth the summary of our cash flows stated in US Dollar for the Three-Month Ended June 30, 2011 and 2010.

	June 30, 2011	June 30, 2010
Cash Flows from Operating Activities	(7,278)	199,385
Cash Flows from Investing Activities	(6,189)	(20,826)
Cash Flows from Financing Activities	237,394	-
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	223,927	178,559
Effect of other Comprehensive Income	(99,527)	37,758
Cash & Cash Equivalents at Beginning of Period	592,086	385,445
Cash & Cash Equivalents at End of Period	716,486	601,762

Operating Activities:

During the three-month ended June 30, 2011, net cash provided by operating activities was ($7,278) as compared to net cash used for operating activities of $199,385 in the three-month ended June 30, 2010.

Investing Activities:

The cash flows from investing activities showed negative are due to the accumulated depreciation with current inventories.

Our total cash and cash equivalents increased to $716,486 as of June 30, 2011, as compared to $601,762 as of June 30, 2010. The primary uses of cash are for selling and marketing expenses, development expenses and investment capital.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101***	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).

*	Filed herewith.
**	Furnished herewith.
***	The Company will furnish Exhibit 101 by September 14, 2011, as permitted under the rules of the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REBORNNE (USA), INC.

Date: August 22, 2011	By:	/s/ Dairy Global
Dairy Global
President, Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executed Officer and Principal Financial Officer)