Form 10-Q
period 2011-09-30
Rebornne (USA), Inc.
filed 2011-11-23
CIK 1268238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number.:  333-110324

REBORNNE (USA) INC.
 (Exact name of registrant as specified in its charter)

Florida	90-0515106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

Level 23, 120 Albert Street Auckland City, Aukland New Zealand	1010
(Address of principal executive offices)	(Zip Code)

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
Yes ☐        No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity:  As of November 21, 2011 there were 54,807,032 shares of common stock, par value $0.001 per share, issued and outstanding.

REBORNNE (USA), INC.

FORM 10-Q

September 30, 2011

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Rebornne (USA), Inc.

Unaudited Consolidated Financial Statements

September 30, 2011 and March 31, 2011

(Stated in US Dollars)

Rebornne (USA), Inc.

Contents	Pages

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Stockholder’s Equity	5

Consolidated Statements of Cash Flows	6 - 7

Notes to Consolidated Financial Statements	8 – 19

Report of Independent Registered Public Accounting Firm

To:          The Stockholder and Board of Directors
Rebornne (USA), Inc.

We have reviewed the accompanying interim consolidated Balance Sheets of Rebornne (USA), Inc. (“the Company”) as of September 30, 2011 and March 31, 2011, and the related statements of income, changes in stockholder’s equity, and cash flows for the three and six months periods ended September 30, 2011 and 2010. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
November 11, 2011	Certified Public Accountants

Rebornne (USA), Inc.
Consolidated Balance Sheets
As of September 30, 2011 and March 31, 2011
(Stated in US Dollars)

ASSETS	Notes	09/30/2011	03/31/2011
Current Assets
Cash and Cash Equivalents		$483,694	$592,086
Accounts Receivable		574,053	74,984
Other Receivable		141,679	80,190
Inventories	3	1,153,999	1,401,273
Advance to Suppliers		1,029,684	952,865
Related Parties Receivable	4	390,488	380,096
Prepaid Expenses		10,703	1,075
Total Current Assets		3,784,300	3,482,569
Non-Current Assets
Property, Plant & Equipment, net	5	2,311,235	2,506,049
Intangible Assets	6	726,637	152,437
Long-term Investment	7	29,970	29,970
TOTAL ASSETS		$6,852,142	$6,171,025

LIABILITIES
Current Liabilities
Accounts Payable		$270,785	$330,947
Taxes Payable	8	1,612,002	1,224,411
Other Payable		206,478	168,464
Current Portion of Long-term Debt	9	17,309	15,987
Note Payable	10	279,707	106,706
Related Party Payable		709,643	732,239
Customer Deposits		562,716	1,154,280
Total Current Liabilities		$3,658,640	$3,733,034
Non-Current Liabilities
Long-term Debt	9	37,420	45,328
TOTAL LIABILITIES		$3,696,060	$3,778,362

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Balance Sheets
As of September 30, 2011 and March 31, 2011
(Stated in US Dollars)

STOCKHOLDER’S EQUITY
Preferred Stock ($0.001 par value, 10,000,000 shares authorized, 0 share issued and outstanding at September 30, 2011 and March 31, 2011) Common Stock ($0.001 par value, 100,000,000 shares authorized, 60,191,928 and 52,546,997 shares issued and outstanding at September 30, 2011 and March 31, 2011 respectively)	$60,192	$52,547
Additional Paid in Capital	2,419,935	468,288
Retained Earnings	588,353	1,756,932
Accumulated Other Comprehensive Income	87,602	114,896
TOTAL STOCKHOLDER’S EQUITY	3,156,082	2,392,663
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$6,852,142	$61,171,025

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Income
For the three and six months ended September 30, 2011 and 2010
(Stated in US Dollars)

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	9/30/2011	9/30/2011	9/30/2010	9/30/2010
Revenue
Sales	$1,084,120	$2,374,269	$1,708,684	$2,727,464
Cost of Goods Sold	520,861	1,234,298	967,299	1,351,602
Gross Profit	563,259	1,139,971	741,385	1,375,862

Operating Expenses
Selling Expenses	26,031	227,615	91,376	321,240
General & Administrative Expenses	1,630,302	1,989,969	489,545	891,997
Total Operating Expenses	1,756,333	2,217,584	580,921	1,213,237

Operating Income (Loss)	(1,193,074)	(1,077,613)	160,464	162,625

Other Income (Expenses)
Other Income	1,050	1,331	1	241
Other Expenses	(2,194)	(5,986)	(3,651)	(3,775)
Interest Income	15	29	145	201
Interest Expense	(15,824)	(32,356)	(1,479)	(1,479)
Total Other Income (Expenses)	(16,953)	(36,982)	(4,984)	(4,812)

Earnings (Loss) before Tax	(1,210,027)	(1,114,595)	155,480	157,813

Income Tax	(9,257)	(53,984)	-	-

Net Income (Loss)	$(1,219,284)	$(1,168,579)	$155,480	$157,813

Earnings per share
- Basic	(0.02)	(0.02)	0.01	0.01
- Diluted	(0.02)	(0.02)	0.01	0.01

Weighted average shares outstanding
- Basic	59,196,893	57,013,957	26,546,997	26,546,997
- Diluted	59,196,893	57,013,957	26,546,997	26,546,997

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Changes in Stockholder’s Equity
As of September 30, 2011 and March 31, 2011
 (Stated in US Dollars)

					Accumulated
	Number		Additional		Other
	Of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balance at April 1, 2010	26,546,997	$26,547	$835	$1,634,480	$(2,160)	$1,659,702
Issuance of common stock	26,000,000	26,000	467,453	-	-	493,453
Net Income	-	-	-	122,452	-	122,452
Foreign Currency Translation Adjustment	-	-	-	-	117,056	117,056
Balance at March 31, 2011	52,546,997	52,547	468,288	1,756,932	114,896	2,392,663

Balance at April 1, 2011	52,546,997	$52,547	$468,288	$1,756,932	$114,896	$2,392,663
Issuance of common stock	2,260,035	2,260	239,250	-	-	241,510
Value of stocks grant to distributors	3,584,896	3,585	1,139,997	-	-	1,143,582
Value of stocks to acquire intangible asset	1,800,000	1,800	572,400	-	-	574,200
Net Income	-	-	-	(1,168,579)	-	(1,168,579)
Foreign Currency Translation Adjustment	-	-	-	-	(27,294)	(27,294)
Balance at September 30, 2011	60,191,928	60,192	2,419,935	588,353	87,602	3,156,082

	Comprehensive Income
	09/30/2011	03/31/2011	Accumulated Total
Net Income	$(1,168,579)	$122,452	$(1,046,127)
Foreign Currency Translation Adjustment	(27,294)	117,056	89,762
	$(1,195,873)	$239,508	$(956,365)

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Cash Flows
For the three and six months ended September 30, 2011 and March 31, 2011
 (Stated in US Dollars)

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	9/30/2011	9/30/2011	9/30/2010	9/30/2010
Cash flows from operating activities
Net Income	$(1,219,284)	$(1,168,579)	$155,480	$157,813
Depreciation	93,344	194,814	67,209	136,351
Loss on Disposal of Property, Plant and Equipment	-	-	3,271	3,271
Finance charges on obligations under financial leases	1,665	6,320	-	-
Stock compensation	1,143,582	1,143,582	-	-
Decrease/(Increase) in Accounts Receivable	(359,383)	(499,068)	56,044	(23,805)
Decrease/(Increase) in Other Receivable	(36,799)	(61,489)	71,244	(32,846)
Decrease/(Increase) in inventory	(170,581)	238,641	(983,415)	(1,090,300)
Decrease/(Increase) in Advance to Suppliers	(45,868)	(76,819)	(57,547)	(21,042)
Decrease/(Increase) in Related Party Receivable	(4,126)	(10,392)	(413,780)	(440,478)
Decrease/(Increase) in Prepaid Expenses	(3,581)	(995)	-	14,628
Increase/(Decrease) in Note Payable	171,407	173,001	-	-
Increase/(Decrease) in Accounts Payable	(36,809)	(60,162)	709,771	799,491
Increase/(Decrease) in Taxes Payable	189,743	387,591	97,267	217,594
Increase/(Decrease) in other payable	22,893	38,014	464,697	481,677
Increase/(Decrease) in related party payable	78,024	(22,596)	(291,157)	(216,589)
Increase/(Decrease) in Customer Deposits	(126,650)	(591,564)	408,182	474,339
Cash Sourced/(Used) in Operating Activities	(302,423)	(309,701)	287,266	460,104

Cash Flows from Investing Activities
Purchase of Property, Plant, and Equipment	-	-	(40,628)	(51,954)
Proceeds from Disposal of Property, Plant and Equipment	-	-	3,100	3,100
Disposal (Purchase) of Other Assets	6,189	-	-	(7,467)
Cash Used/(Sourced) in Investing Activities	6,189	-	(37,528)	(56,321)

Cash Flows from Financing Activities			-	-
Issuance of Common Stock	-	241,510	-	-
Principal repayments of obligation under finance lease	(8,791)	(12,907)	(2,187)	(2,187)
Cash Sourced/(Used) in Financing Activities	(8,791)	228,603	(2,187)	(2,187)

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Cash Flows
For the three and six months ended September 30, 2011 and March 31, 2011
 (Stated in US Dollars)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(305,025)	(81,098)	247,551	401,596
Effect of Other Comprehensive Income	72,233	(27,294)	906	63,178
Cash & Cash Equivalents at Beginning of Period	716,486	592,086	601,762	385,445
Cash & Cash Equivalents at End of Period	483,694	483,694	850,219	850,219

Non-cash Investing Activity
Purchase of Intangible Asset by Way of Issue Share	574,200	574,200	-	-
Purchase of Motor Vehicle by Way of Long-term Debt	-	-	66,628	66,628

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and March 31, 2011

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
As of September 30, 2011 and March 31, 2011

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

As of September 30, 2011, the detailed identities of the consolidated subsidiaries are as follows:

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
As of September 30, 2011 and March 31, 2011

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

(G)	Advances to Suppliers

Advances to suppliers represent the cash paid in advance for the purchase of goods. The advances to suppliers are interest free and unsecured.

(H)	Property, Plant, and Equipment, net

Property, plant, and equipment, net are stated at cost.  Repairs and maintenance to these assets are charged to expense as incurred. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized.

Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows:

Property and Leasehold Improvements	10 years
Equipment and Furniture	2.5 years to 10 years
Motor Vehicles	4 years

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and March 31, 2011

(I)	Intangible Assets

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
As of September 30, 2011 and March 31, 2011

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
As of September 30, 2011 and March 31, 2011

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
As of September 30, 2011 and March 31, 2011

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

Exchange Rates	09/30/11	03/31/11	12/31/10	09/30/10	03/31/10
Period end RMB : US$ exchange rate	6.3952	6.5601	6.6118	6.6981	6.8361
Average period RMB : US$ exchange rate	6.4563	6.7087	6.7600	6.8068	6.8383

Period end NZD : US$ exchange rate	1.2882	1.3165	1.3009	1.3548	1.4073
Average period NZD : US$ exchange rate	1.2254	1.3658	1.3806	1.4110	1.4845

(U)	Financial Instruments

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
As of September 30, 2011 and March 31, 2011

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
As of September 30, 2011 and March 31, 2011

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

3.	Inventories

	09/30/2011	03/31/2011
Raw materials	$153,991	$156,213
Finished goods	1,000,008	1,245,060
	$1,153,999	$1,401,273

4.	Related Parties Receivable

	09/30/2011	03/31/2011

Rebornne Trading Company Limited	$49,058	$47,825
Rebornne Dairy Dongying Company	136,816	133,377
Pai Cun (Guangzhou) Health Limited	204,614	198,894
	$390,488	$380,096

The Company, Pai Cun (Guangzhou) Health Limited and Rebornne Trading Company Limited have common shareholders, whereas Rebornne NZ has an ownership interest in Rebornne Dairy Dongying Company. The amounts due from these related parties have no specific terms of repayment and are non-interest bearing and unsecured.

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and March 31, 2011

5.	Property, Plant, and Equipment

		Accumulated
09/30/2011	Cost	Depreciation	Net
Property and Leasehold Improvements	$800,697	$301,652	$499,045
Equipment and Furniture	2,048,006	525,882	1,522,124
Motor Vehicles	396,653	106,587	290,066
	3,245,356	934,121	$2,311,235

		Accumulated
03/31/2011	Cost	Depreciation	Net
Property and Leasehold Improvements	$800,697	$254,500	$546,197
Equipment and Furniture	2,048,006	407,066	1,640,940
Motor Vehicles	396,653	77,741	318,912
	$3,245,356	$739,307	$2,506,049

6.	Intangible Assets

Intangible assets consist of the exclusive right to distribute the Rebornne Colostrums products and the related customer contracts.  Pursuant to the distributor right agreement dated December 1, 2010 between Rebornne NZ and Hainan Guo Jian High-tech Milk Industry Company Limited (“Hainan), Rebornne NZ agreed to purchase the exclusive distribution network of the Rebornne Colostrums products and related customers from Hainan by issuing 1.8 million common stock of Rebornne (USA), Inc. and paying RMB $3 million in cash as consideration.  As of September 30, 2011, Rebornne NZ paid $152,437 in cash (RMB $1 million) and 1.8 million common stock of Rebornne (USA), Inc. The remaining cash payment of RMB $2 million will be issued by December 2011 as agreed between both parties.  As there are no legal, regulatory, contractual, competitive, economic or other factors limiting the useful life of these intangible assets, they are considered to have an indefinite useful life and no amortization is taken.  Instead, they will be tested for impairment annually.

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
As of September 30, 2011 and March 31, 2011

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

The cash contribution made by Rebornne NZ does not exceed 20% of the net assets of Rebornne Dongying.  Neither the Company nor Rebornne NZ has not been able to exert significant influence over Rebornne Dongying in terms of management of the finances and business operations for the periods presented; therefore, in light of the foregoing circumstance, the Company, at September 30, 2011 and March 31, 2011, has accounted for its investment in Rebornne Dongying using the cost method.  If in the future the Company is able to exert more significant influence or increase its capital contribution, the Company would change the method for which it accounts for its investment in Rebornne Dongying.

8.	Taxes Payable

	09/30/2011	03/31/2010

Value Added Tax	$1,374,495	$1,042,213
Other Tax	13,307	12,263
Income Tax Payable	224,200	169,935
	$1,612,002	$1,224,411

9.	Note Payable

The note is payable to an unrelated individual. It is unsecured, due on demand and bears interest at 5% per month.

10.	Related Party Payable and Transactions

Related party payable relates to amounts owing to the shareholder of the Company. It has no specific terms of repayment and is non-interest bearing.

In addition, the sole shareholder received $100,000 and $53,725 in remuneration from its wholly owned subsidiaries for the six-month periods ended September 30, 2011 and 2010 respectively.

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and March 31, 2011

11.	Long-term Debt

	09/30/2011	03/31/2011

Motor Vehicle Loan	$54,729	$61,315
Less: Current Portion	(17,309)	(15,987)
	$37,420	$45,328

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

The Company and its four wholly owned subsidiaries have operating leases for their premises expiring between October 2011 and May 2016.  The minimum lease payments for the next six fiscal years are as follows:

2012	$ 70,991
2013	$ 143,328
2014	$ 112,166
2015	$ 112,166
2016	$ 112,166
2017	$ 18,694

13.	Economic, Political, and Legal Risks

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended September 30, 2011 and 2010 should be read in conjunction with its financial statements. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the year ended March 31, 2011 as filed with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations for Rebornne USA Inc for the Three-Month Period Ended from July 01 to September 30, 2011 compared to July 01 to September 30, 2010

The following tables set forth key components of our results of operations for the period indicated, in US dollars, and key components of our revenue for the period indicated, in US dollars. The discussion following the table is based on the audited results. Percentage of difference is calculated for better comparison.

For three months ended	30/9/2011		30/9/2010		Difference
	USD	%	USD	%	%
Revenues
Sales	1,084,120	100.0	1,708,684	100.0	(36.55)
Cost of Goods Sold	520,861	48.04	967,299	56.61	(46.15)
Gross profit	563,259	51.96	741,385	43.39	(24.03)
Operating Expenses
Selling Expenses	26,031	2.40	91,376	5.35	(71.51)
General & Administrative Expenses	1,630,302	150.4	489,545	28.65	233.02
Total Operating Expenses	1,756,333	162.0	580,921	34.0	202.34
Operating Income	(1,193,074)	(110.1)	160,464	9.39	(843.5)
Other Income (Expenses)
Other Income	1,050	0.097	1	0.0006	104,900
Other Expenses	(2,194)	(0.20)	(3,651)	(0.21)	(39.91)
Interest Income	15	0.001	145	0.008	(89.66)
Interest Expense	(15,824)	(1.46)	(1,479)	(0.087)	1,117.8
Total Other Income/ (Expenses)	(16,953)	(1.56)	(4,984)	(0.292)	240.15
Earnings before Tax	(1,210,027)	(111.6)	155,480	9.10	(878.25)
Income Tax	(9,257)	(0.85)	-	-	-
Net Income	(1,219,284)	(112.5)	155,480	9.10	(884.21)

Net Revenue

Net revenue for the three-month ended September 30, 2011 decreased by USD624,564 or 36.55% from USD 1,708,684 for the three-month ended September 30, 2010 to USD1,084,120. As it could be seen that the Cost of Goods Sold decreased 46.15% in the three-month ended September 30 2011, which caused revenue to decrease. The main reason to cause the huge decrease of revenue was because our company was having cash flow problems and hence we were not able to manufacture a large number of goods as in previous years to reach market demand.

Cost of sales:
Our cost of sales decreased by USD446,438 or 46.15% from USD967,299 for the three-month ended September 30, 2010 to USD520,861 for the three-month ended September 30, 2011. The reason of the decrease in our Cost of Sales is same as the statement in Net Revenue above.

Gross profit:
Gross profit decreased by USD178,126 or 24.03% from USD741,385 for the three-month ended September 30, 2010 to USD 563,259 for the three-month ended September 30, 2011. The decrease of Gross Profit is due to the decrease of our sales.

Operating Expenses:
The total operating expenses increased by USD1,140,757 or 202.34% from USD 489,545 for the three-month ended September 30, 2010 to USD1,630,302 for the three-month ended September 30, 2011. The Selling Expenses have decreased by USD65,345 or 71.51% in year 2011. General & Administrative (G&A) increased sharply in the three-month ended September 30, 2011 with USD1,140,757 or 233%. The main expenses cost in G & A section resulted in Rebornne USA and GuangZhou companies. The main expenses caused in GuangZhou company is employee salary. However for Rebornne USA company, the G & A expenses is approximately USD1,265,912 which happened due to the large amount of shares registered. Those shares were registered for different region distributors in China without condition for the reason that appreciating the long-term support and faith to Rebornne companies from them and maintain good business relationship.

Operating Income:
The operating income was (USD1,193,074) for the three-month ended September 30, 2011 compared to USD160,464 for three-month ended September 30, 2010, representing a decrease of 1,353,538 or 843.5%. The huge drop of operating income in this ended period is due to the large decrease in Gross profit with high Total Operating Expenses.

Net Income:
The net income was US155,480 for the three-month ended September 30, 2010 compared to (USD1,219,284) for the three-month ended September 30, 2011. The net income in the three-month ended 2011 dropped 884%, which wasdue to the share registration from Rebornne USA company as mentioned in Operating Expenses and also affected by the decrease of Gross Profit

Results of Operations for Rebornne USA Inc for the Six-Month Period Ended from April 01 to September 30, 2011 compared to April 01 to September 30, 2010

The following tables set forth key components of our results of operations for the period indicated, in US dollars, and key components of our revenue for the period indicated, in US dollars. The discussion following the table is based on the audited results. Percentage of difference is calculated for better comparison.

For the Six Months Ended	30/9/2011		30/9/2010		Difference
	USD	%	USD	%	%
Revenues
Sales	2,374,269	100.0	2,727,464	100.0	(12.95)
Cost of Goods Sold	1,234,298	51.99	1,351,602	49.56	(8.68)
Gross profit	1,139,971	48.01	1,375,862	50.44	(17.15)
Operating Expenses
Selling Expenses	227,615	9.59	321,240	11.78	(29.14)
General & Administrative Expenses	1,989,969	83.81	891,997	32.70	123.09
Total Operating Expenses	2,217,584	93.40	1,213,237	44.48	82.78
Operating Income	(1,077,613)	(45.39)	162,625	5.96	(762.6)
Other Income (Expenses)
Other Income	1,331	0.056	241	0.009	452.28
Other Expenses	(5,986)	(0.252)	(3,775)	(0.138)	98.07
Interest Income	29	0.001	201	0.007	(85.57)
Interest Expense	(32,356)	(1.36)	(1,479)	(0.054)	2087.7
Total Other Income/ (Expenses)	(36,982)	(1.56)	(4,812)	(0.176)	668.5
Earnings before Tax	(1,114,595)	(46.94)	157,813	5.79	(806.3)
Income Tax	(53,984)	(2.27)	-	-	-
Net Income	(1,168,579)	(49.22)	157,813	5.79	(840.5)

Net Revenue:

Net revenue for the six-month ended September 30, 2011 decreased by USD235,891 or 17.15% from USD 1,375,862 for the six-month ended September 30, 2010 to USD 1,139,971 in September 30, 2011. The Net Revenue of 2011 dropped is due to both a decrease in Sales and Cost of Sold.

Cost of sales:

The cost of sales decreased by USD117,304 or 8.68% from USD1,351,602 for the six-month ended September 30, 2010 to USD1,234,298 for the six-month ended September 30, 2011. The Cost of Sales in this period ended year 2011 was similar to our Cost of Sales during the same period in 2010.

Gross profit:

Gross profit decreased by USD235,891 or 17.15% from USD1,375,862 for the six-month ended September 30, 2010 to USD1,139,971 for the six-month ended September 30, 2011. The Gross Profit decreased in the six-month ended 2011 is affected by the decrease in our Sales.

Operating Expenses:

The Total Operating Expenses increased by USD1,004,347 or 82.78% from USD1,213,237 for the six-month ended September 30, 2010 to USD2,217,584 for the six-month ended September 30, 2011. The Total Operating Expenses in six-month ended 2011 increased is due to the General & Administrative Expenses increased which is 83.81% from the total. The main reason of the huge increase of G&A Expenses is due to the share registration to China regional distributors in July 2011.

Operating Income:

The operating income is (USD1,077,613) for the six-month ended September 30, 2011 compared to USD162,625 for the six-month ended September 30  2010, the decrease is USD1,240,238 or 762.6%. The main factor that brings the large decrease is due to the share registration happened in July 2011.

Net Income:

The net income was USD157,813 for the six-month ended September 30, 2010 compared to (USD1,168,579) for the six-month ended September 30, 2011, a decrease of USD1,326,392 or 840.5%. The main reason for the decrease is due to the large increase in Total Operating Expenses that happened in the six-month ended 2011.

Liquidity and Capital Resources

The following table sets forth the summary of our cash flows stated in US Dollar for the Three-Month Ended September 30, 2011 and 2010.

	30/9/2011	30/9/2010
Cash Flows from Operating Activities	(302,423)	287,266
Cash Flows from Investing Activities	6,189	(37,528)
Cash Flows from Financing Activities	(8,791)	(2,187)
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(305,025)	247,551
Effect of other Comprehensive Income	72,233	906
Cash & Cash Equivalents at Beginning of Period	716,486	601,762
Cash & Cash Equivalents at End of Period	483,694	850,219

Operating Activities:

During the three-month ended September 30, 2011, net cash provided by operating activities was (USD302,423) as compared to net cash used for operating activities of USD287,266 in the three-month ended September 30, 2010.

Investing Activities:

The cash flows from investing activities is USD 6,189 for the three-month ended September 2011 compared to (USD37,528) for the three-month ended September 2010.

Our total cash and cash equivalents decreased to USD 483,694 as September 30, 2011, as compared to USD850,219 as of September 30, 2010. The primary uses of cash are for selling and marketing expenses, and investment capital.

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

Item 4. Controls and Procedures.

Disclosure controls and procedures.  Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There have been no significant changes in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* Filed herewith.
** Furnished herewith (in accordance with SEC Release 33-8238, this exhibit is being furnished and not filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REBORNNE (USA), INC.

Date: November 21, 2011	By:	/s/ Dairy Global
Dairy Global
President, Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executed Officer and Principal Financial Officer)