Form 10-Q
period 2011-12-31
Rebornne (USA), Inc.
filed 2012-03-22
CIK 1268238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number:  333-110324

REBORNNE (USA) INC.
 (Exact name of registrant as specified in its charter)

Florida	90-0515106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

Level 23, 120 Albert Street Auckland City, Aukland New Zealand	1010
(Address of principal executive offices)	(Zip Code)

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
Yes ☐        No ☒

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

State the number of shares outstanding of each of the issuer’s classes of common equity:  As of March 6, 2011 there were 60,191,928 shares of common stock, par value $0.001 per share, issued and outstanding.

REBORNNE (USA), INC.

FORM 10-Q

December 31, 2011

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Rebornne (USA), Inc.

Unaudited Consolidated Financial Statements

December 31, 2011 and March 31, 2011

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
Rebornne (USA), Inc.

We have reviewed the accompanying interim consolidated Balance Sheets of Rebornne (USA), Inc. (“the Company”) as of December 31, 2011 and March 31, 2011, and the related statements of income, changes in stockholder’s equity, and cash flows for the three and nine months periods ended December 31, 2011. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
February 11, 2012	Certified Public Accountants

Rebornne (USA), Inc.
Consolidated Balance Sheets
As of September 30, 2011 and March 31, 2011
(Stated in US Dollars)

ASSETS	Notes	12/31/2011	03/31/2011
Current Assets
Cash and Cash Equivalents		$691,441	$592,086
Accounts Receivable		815,239	74,984
Other Receivable		133,318	80,190
Inventories	3	767,214	1,401,273
Advance to Suppliers		1,080,096	952,865
Related Parties Receivable	4	450,543	380,096
Prepaid Expenses		8,307	1,075
Total Current Assets		3,946,158	3,482,569
Non-Current Assets
Property, Plant & Equipment, net	5	2,220,426	2,506,049
Intangible Assets	6	726,637	152,437
Other asset deposit		1,100	-
Long-term Investment	7	29,970	29,970
TOTAL ASSETS		6,924,291	$6,171,025

LIABILITIES
Current Liabilities
Accounts Payable		$317,503	$330,947
Taxes Payable	8	1,828,249	1,224,411
Other Payable		368,856	168,464
Current Portion of Long-term Debt	9	17,763	15,987
Note Payable	10	294,092	106,706
Related Party Payable		566,710	732,239
Customer Deposits		272,168	1,154,280
Total Current Liabilities		3,665,341	$3,733,034
Non-Current Liabilities
Long-term Debt	9	32,675	45,328
TOTAL LIABILITIES		3,698,016	$3,778,362

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Balance Sheets
As of September 30, 2011 and March 31, 2011
(Stated in US Dollars)

STOCKHOLDER’S EQUITY
Preferred Stock ($0.001 par value, 10,000,000 shares authorized, 0 share issued and outstanding at December 31, 2011 and March 31, 2011) Common Stock ($0.001 par value, 100,000,000 shares authorized, 60,191,928 and 52,546,997 shares issued and outstanding at December 31, 2011 and March 31, 2011 respectively)	$60,192	$52,547
Additional Paid in Capital	2,419,935	468,288
Retained Earnings	652,319	1,756,932
Accumulated Other Comprehensive Income	93,829	114,896
TOTAL STOCKHOLDER’S EQUITY	3,226,275	2,392,663
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$6,924,291	$6,171,025

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Income
For the three and nine months ended December 31, 2011 and 2010
(Stated in US Dollars)

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	12/31/2011	12/31/2011	12/31/2010	12/31/2010
Revenue
Sales	$1,200,192	$3,574,461	$938,901	$3,666,365
Cost of Goods Sold	671,389	1,905,687	168,400	1,520,002
Gross Profit	528,803	1,668,774	770,501	2,146,363

Operating Expenses
Selling Expenses	22,777	250,392	209,043	530,283
General & Administrative Expenses	364,722	2,354,691	480,751	1,372,748
Total Operating Expenses	387,499	2,605,083	689,794	1,903,031

Operating Income (Loss)	141,304	(936,309)	80,707	243,332

Other Income (Expenses)
Other Income	258	1,589	308	321
Other Expenses	(2,578)	(2,549)	-	(3,547)
Interest Income	6,020	34	-	105
Interest Expense	(17,049)	(49,405)	(2,064)	(3,447)
Total Other Income (Expenses)	(13,349)	(50,331)	(1,756)	(6,568)

Earnings (Loss) before Tax	127,955	(986,640)	78,951	236,764

Income Tax	(63,989)	(117,973)	(38,469)	(38,469)

Net Income (Loss)	$63,966	$(1,104,613)	$40,482	$198,295

Earnings per share
- Basic	$0.00	$(0.02)	$0.00	$0.00
- Diluted	$0.00	$(0.02)	$0.00	$0.00

Weighted average shares outstanding
- Basic	60,191,928	58,077,312	52,546,997	52,546,997
- Diluted	60,191,928	58,077,312	52,546,997	52,546,997

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Changes in Stockholder’s Equity
As of December 31, 2011 and March 31, 2011
 (Stated in US Dollars)

					Accumulated
	Number		Additional		Other
	Of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balance at April 1, 2010	26,546,997	$26,547	$835	$1,634,480	$(2,160)	$1,659,702
Issuance of common stock	26,000,000	26,000	467,453	-	-	493,453
Net Income	-	-	-	122,452	-	122,452
Foreign Currency Translation Adjustment	-	-	-	-	117,056	117,056
Balance at March 31, 2011	52,546,997	52,547	468,288	1,756,932	114,896	2,392,663

Balance at April 1, 2011	52,546,997	$52,547	$468,288	$1,756,932	$114,896	$2,392,663
Issuance of common stock	2,260,035	2,260	239,250	-	-	241,510
Value of stocks grant to distributors	3,584,896	3,585	1,139,997	-	-	1,143,582
Value of stocks to acquire intangible asset	1,800,000	1,800	572,400	-	-	574,200
Net Income/(Loss)	-	-	-	(1,104,613)	-	(1,104,613)
Foreign Currency Translation Adjustment	-	-	-	-	(21,067)	(21,067)
Balance at December 31, 2011	60,191,928	60,192	2,419,935	652,319	93,829	3,226,275

	Comprehensive Income
	12/31/2011	03/31/2011	Accumulated Total
Net Income/(Loss)	$(1,104,613)	$122,452	$(982,161)
Foreign Currency Translation Adjustment	(21,067)	117,056	95,989
	$(1,125,680)	$239,508	$(886,172)

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Cash Flows
For the three and nine months ended December 31, 2011 and March 31, 2011
 (Stated in US Dollars)
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	12/31/2011	12/31/2011	12/31/2010	12/31/2010
Cash flows from operating activities
Net Income/(Loss)	$63,966	$(1,104,613)	$40,482	$198,295
Depreciation	90,809	285,623	78,294	214,645
Loss on Disposal of Property, Plant and Equipment	-	-	-	3,271
Finance charges on obligations under financial leases	1,543	7,863	-	-
Stock compensation	-	1,143,582	-	-
Decrease/(Increase) in Accounts Receivable	(241,187)	(740,255)	(55,099)	(78,904)
Decrease/(Increase) in Other Receivable	8,361	(53,128)	(11,071)	(43,917)
Decrease/(Increase) in inventory	386,785	625,426	364,994	(710,678)
Decrease/(Increase) in Advance to Suppliers	(50,412)	(127,231)	(878,113)	(899,155)
Decrease/(Increase) in Related Party Receivable	(60,055)	(70,447)	41,636	(398,842)
Decrease/(Increase) in Prepaid Expenses	2,396	1,401	-	-
Increase/(Decrease) in Note Payable	(177,581)	(4,580)	-	-
Increase/(Decrease) in Accounts Payable	46,718	(13,444)	(592,277)	207,214
Increase/(Decrease) in Taxes Payable	216,247	603,838	196,483	414,077
Increase/(Decrease) in other payable	162,377	200,391	32,682	514,359
Increase/(Decrease) in related party payable	(142,932)	(165,528)	(82,761)	(299,350)
Increase/(Decrease) in Customer Deposits	(290,548)	(882,112)	96,883	571,222
Cash Sourced/(Used) in Operating Activities	16,487	(293,214)	(767,867)	(307,763)

Cash Flows from Investing Activities
Purchase of Intangible Assets
Purchase of Property, Plant, and Equipment	-	-	(35,391)	(89,478)
Proceeds from Disposal of Property, Plant and Equipment	-	-	-	3,100
Disposal (Purchase) of Other Assets	(1,100)	(1,100)	-	(5,334)
Cash Used/(Sourced) in Investing Activities	(1,100)	(1,100)	(35,391)	(91,712)

Cash Flows from Financing Activities
Issuance of Common Stock	-	241,510	520,000	520,000
Payment of Long-term Debt	186,133	173,226	(11,256)	(13,443)
Principal repayments of obligation under finance lease	-	-	-	-
Cash Sourced/(Used) in Financing Activities	186,133	414,736	508,744	506,557

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Consolidated Statements of Cash Flows
For the three and nine months ended December 31, 2011 and March 31, 2011
 (Stated in US Dollars)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	201,520	120,422	(294,514)	107,082
Effect of Other Comprehensive Income	6,227	(21,067)	30,874	94,052
Cash & Cash Equivalents at Beginning of Period	483,694	592,086	850,219	385,445
Cash & Cash Equivalents at End of Period	691,441	691,441	586,579	586,579

Non-cash Investing Activity
Purchase of Intangible Asset by Way of Issue Share	-	574,200	-	-
Purchase of Motor Vehicle by Way of Long-term Debt	-	-	-	66,628

See Notes to Consolidated Financial Statements and Accountant’s Report

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of December 31, 2011 and March 31, 2011

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
As of December 31, 2011 and March 31, 2011

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

As of December 31, 2011, the detailed identities of the consolidated subsidiaries are as follows:

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
As of December 31, 2011 and March 31, 2011

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
As of December 31, 2011 and March 31, 2011

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
As of December 31, 2011 and March 31, 2011

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
As of December 31, 2011 and March 31, 2011

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
As of December 31, 2011 and March 31, 2011

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

Exchange Rates	12/31/10	03/31/11	12/31/10
Period end RMB : US$ exchange rate	6.3647	6.5601	6.6118
Average period RMB : US$ exchange rate	6.4356	6.7087	6.7600

Period end NZD : US$ exchange rate	1.2920	1.3165	1.3009
Average period NZD : US$ exchange rate	1.2465	1.3658	1.3806

(U)	Financial Instruments

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
As of December 31, 2011 and March 31, 2011
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
As of December 31, 2011 and March 31, 2011

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

3.             Inventories

	12/31/2011	03/31/2011
Raw materials	$154,728	$156,213
Finished goods	612,486	1,245,060
	$767,214	$1,401,273

4.             Related Parties Receivable

	12/31/2011	03/31/2011

Rebornne Trading Company Limited	$49,293	$47,825
Rebornne Dairy Dongying Company	137,472	133,377
Pai Cun (Guangzhou) Health Limited	263,778	198,894
	$450,543	$380,096

The Company, Pai Cun (Guangzhou) Health Limited and Rebornne Trading Company Limited have common shareholders, whereas Rebornne NZ has an ownership interest in Rebornne Dairy Dongying Company. The amounts due from these related parties have no specific terms of repayent and are non-interest bearing and unsecured.

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of December 31, 2011 and March 31, 2011

5.             Property, Plant, and Equipment

		Accumulated
12/31/2011	Cost	Depreciation	Net
Property and Leasehold Improvements	$800,697	$323,489	$477,208
Equipment and Furniture	2,048,006	581,069	1,466,937
Motor Vehicles	396,653	120,372	276,281
	$3,245,356	$1,024,930	$2,220,426

		Accumulated
03/31/2011	Cost	Depreciation	Net
Property and Leasehold Improvements	$800,697	$254,500	$546,197
Equipment and Furniture	2,048,006	407,066	1,640,940
Motor Vehicles	396,653	77,741	318,912
	$3,245,356	$739,307	$2,506,049

6.             Intangible Assets

Intangible assets consist of the exclusive right to distribute the Rebornne Colostrums products and the related customer contracts. Pursuant to the distributor right agreement dated December 1, 2010 between Rebornne NZ and Hainan Guo Jian High-tech Milk Industry Company Limited (“Hainan), Rebornne NZ agreed to purchase the exclusive distribution network of the Rebornne Colostrums products and related customers from Hainan by issuing 1.8 million common stock of Rebornne (USA), Inc. and paying RMB $3 million in cash as consideration. As of December 31, 2011, Rebornne NZ paid $152,437 in cash (RMB $1 million) and 1.8 million common stock of Rebornne (USA), Inc. The remaining cash payment of RMB $2 million will be issued by December 2011 as agreed between both parties.  As there are no legal, regulatory, contractual, competitive, economic or other factors limiting the useful life of these intangible assets, they are considered to have an indefinite useful life and no amortization is taken.  Instead, they will be tested for impairment annually.

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
As of December 31, 2011 and March 31, 2011

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

The cash contribution made by Rebornne NZ does not exceed 20% of the net assets of Rebornne Dongying.  Neither the Company nor Rebornne NZ has not been able to exert significant influence over Rebornne Dongying in terms of management of the finances and business operations for the periods presented; therefore, in light of the foregoing circumstance, the Company, at December 31, 2011 and March 31, 2011, has accounted for its investment in Rebornne Dongying using the cost method.  If in the future the Company is able to exert more significant influence or increase its capital contribution, the Company would change the method for which it accounts for its investment in Rebornne Dongying.

8.             Taxes Payable

	12/31/2011	03/31/2010

Value Added Tax	$1,533,482	$1,042,213
Other Tax	4,966	12,263
Income Tax Payable	289,801	169,935
	$1,828,249	$1,224,411

9.             Note Payable

The note is payable to an unrelated individual. It is unsecured, due on demand and bears interest at 5% per month.

10.           Related Party Payable and Transactions

Related party payable relates to amounts owing to the shareholder of the Company. It has no specific terms of repayment and is non-interest bearing.

In addition, the sole shareholder received $150,000 and $103,725 in remuneration from its wholly owned subsidiaries for the nine-month periods ended December 31, 2011 and 2010 respectively.

Rebornne (USA), Inc.
Notes to Consolidated Financial Statements
As of December 31, 2011 and March 31, 2011

11.           Long-term Debt

	12/31/2011	03/31/2011

Motor Vehicle Loan	$50,438	$61,315
Less: Current Portion	(17,763)	(15,987)
	$32,675	$45,328

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the period ended December 31, 2011 and 2010 should be read in conjunction with its financial statements. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the year ended March 31, 2011 as filed with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

RESULTS OF OPERATIONS

Results of Operations for the Three-Month Ended December 31, 2011 As Compared to the Three-Month Ended December 31, 2010

The following tables set forth key components of our results of operations for the period indicated, in US dollars, and key components of our revenue for the period indicated, in US dollars. The discussion following the table is based on the audited results. Percentage of difference is calculated for better comparison.

	For three months ended
	31/12/2011		31/12/2010		Difference
	USD	%	USD	%	%
Revenues
Sales	1,200,192	100.0	938,901	100.0	27.83
Cost of Goods Sold	671,389	55.94	168,400	17.94	298.69
Gross profit	528,803	44.06	770,501	82.06	(31.37)
Operating Expenses
Selling Expenses	22,777	1.90	209,043	22.30	(89.12)
General & Administrative Expenses	364,722	30.39	480,751	51.20	(24.13)
Total Operating Expenses	387,499	32.29	689,794	73.47	(43.82)
Operating Income	141,304	11.77	80,707	8.60	75.08
Other Income (Expenses)
Other Income	258	0.02	308	0.03	(16.23)
Other Expenses	(2,578)	(0.21)	-	-	-
Interest Income	6,020	0.50	-	-	-
Interest Expense	(17,049)	(1.42)	(2,064)	(0.22)	800.97
Total Other Income/ (Expenses)	(13,349)	(1.11)	(1,756)	(0.19)	660.19
Earnings before Tax	(127,955)	10.66	78,951	8.41	62.07
Income Tax	(63,989)	(5.33)	(38,469)	(4.10)	66.34
Net Income	63,966	5.33	40,482	4.31	58.01

Net Revenue

Net revenue for the three-month ended December 31, 2011 increased by $261,291 or 27.8% from $938,901 for the three-month ended December 31, 2010 to $1,200,192. The revenue during this period improved is because there an order arrived to distribute into China market to earn profit. When compared to the result during the same period in 2010, the revenue was made through inventories from previous order, and neither manufacture nor import order happened during the three months, hence the cost of goods sold was low.

Cost of Sales

Our cost of sales increased by $502,989 or 298.69% from $168,400 for the three-month ended December 31, 2010 to $671,389 for the three-month ended December 31, 2011. The reason of the huge increase is because there was manufacturing and import order happened during the three month ended 2011.

Gross Profit

Gross profit is decreased by $241,698 or 31.37% from $770,501 for the three-month ended December 31, 2010 to $528,803 for the three-month ended December 31, 2011. The decrease of Gross Profit is due to the high cost of goods sold.

Operating Expenses

The total operating expenses decreased by $302,295 or 43.82% from $689,794 for the three-month ended December 31, 2010 to $387,499 for the three-month ended December 31, 2011. The Selling Expenses have decreased to $22,777, which decreased 89.1% compared to same period in 2010. General & Administrative (G&A) also decreased during the three-month ended December 31, 2011 with $116,029 or 24.1%. Since there is no any project or big promotion activities running, therefore all the expenses have reduced.

Operating Income

The operating income was $141,304 for the three-month ended December 31, 2011 compared to $80,707 for three-month ended December 31, 2010, there is an increase in the total of 60,597 or 75.08%. The increase of operating income is due to the decrease of total operating expenses.

Net Income

The net income was $40,482 for the three-month ended December 31, 2010 compared to $63,966 for the three-month ended December 31, 2011. The net income in the three-month ended 2011 increased $23,484 or 58% which result from the increase of net revenue and total operating expenses reduced.

Results of Operations for the Nine-Month Ended December 31, 2011 As Compared to the Nine-Month Ended December 31, 2010

The following tables set forth key components of our results of operations for the period indicated, in US dollars, and key components of our revenue for the period indicated, in US dollars. The discussion following the table is based on the audited results. Percentage of difference is calculated for better comparison.

	For the Nine Months Ended
	31/12/2011		31/12/2010		Difference
	USD	%	USD	%	%
Revenues
Sales	3,574,461	100.0	3,666,365	100.0	(2.51)
Cost of Goods Sold	1,905,687	53.31	1,520,002	41.46	25.37
Gross profit	1,668,774	46.69	2,146,363	58.54	(22.25)
Operating Expenses
Selling Expenses	250,392	7.01	530,283	14.46	(52.78)
General & Administrative Expenses	2,354,691	65.88	1,372,748	37.44	71.53
Total Operating Expenses	2,605,083	72.88	1,903,031	51.91	36.89
Operating Income	(936,309)	(26.19)	243,332	6.64	(484.8)
Other Income (Expenses)
Other Income	1,589	0.04	321	0.008	395.02
Other Expenses	(2,549)	(0.07)	(3,547)	(0.097)	104.37
Interest Income	34	0.001	105	0.003	(67.62)
Interest Expense	(49,405)	(1.38)	(3,447)	(0.094)	1333.28
Total Other Income/ (Expenses)	(50,331)	(1.41)	(6,568)	(0.18)	666.31
Earnings before Tax	(986,640)	(27.60)	236,764	6.46	(516.72)
Income Tax	(117,973)	(3.30)	(38,469)	(1.05)	306.67
Net Income	(1,104,613)	(30.9)	198,295	5.41	(657.06)

Net Revenue

Net revenue for the nine-month ended December 31, 2011 decreased by $91,904 or 2.51% from $3,666,365 for the nine-month ended December 31, 2010 to $3,574,461 in December 31, 2011. The net revenue of 2011 period only decrease very slightly due to the increase of cost of goods sold.

Cost of Sales

The cost of sales increased by $385,685 or 25.37% from $1,520,002 for the nine-month ended December 31, 2010 to $1,905,687 for the nine-month ended December 31, 2011. The cost of goods getting higher may due to the result that base powder and other raw materials prices inflated from year 2010 to 2011.

Gross Profit

Gross profit decreased by $477,589 or 22.25% from $2,146,363 for the nine-month ended December 31, 2010 to $1,668,774 for the nine-month ended December 31, 2011. The Gross Profit decreased in the nine-month ended 2011 is affected by the cost of goods sold mark up.

Operating Expenses

The Total Operating Expenses increased by $702,052 or 36.89% from $1,903,031 for the nine-month ended December 31, 2010 to $2,605,083 for the nine-month ended December 31, 2011. The Total Operating Expenses in nine-month ended 2011 increased is because of the General & Administrative Expenses increased which contributed 71.53% from the total. The main reason of the huge increase of G&A Expenses in nine-month ended 2011 is due to the share registration to China regional distributors in July 2011.

Operating Income

The operating income is ($936,309) for the nine-month ended December 31, 2011 compared to $243,332 for the nine-month ended December 31, 2010, result the decrease of $1,179,641 or 484.79%. The main factor that brings the large decrease has the same reason stated in Total Operating Expenses

Net Income

The net income was $198,295 for the nine-month ended December 31, 2010 compared to ($1,104,613) for the nine-month ended December 31, 2011, a decrease of $1,302,908 or 657.06%. The main reason of the decrease is due to the huge General & Administration Expenses happened in the nine-month ended 2011.

Liquidity and Capital Resources

The following table sets forth the summary of our cash flows stated in US Dollar for the three-month ended December 31, 2011 and 2010.

	For the Three-Month Ended
	December 31, 2011	December 31, 2010
Cash Flows from Operating Activities	16,486	(767,867)
Cash Flows from Investing Activities	(1,100)	(35,391)
Cash Flows from Financing Activities	186,133	508,744
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	201,519	(294,514)
Effect of other Comprehensive Income	6,227	30,874
Cash & Cash Equivalents at Beginning of Period	483,694	850,219
Cash & Cash Equivalents at End of Period	691,440	586,579

Operating Activities

During the three-month ended December 31, 2011, net cash provided by operating activities was $16,486 as compared to net cash used for operating activities of ($767,867) in the three-month ended December 31, 2010.

Investing Activities

The cash flows from investing activities is ($1,100) for the three-month ended December 2011 compared to ($37,391) for the three-month ended December 2010.

Our total cash and cash equivalents increased to $691,440 as December 31, 2011, as compared to $586,579 as of December 31, 2010.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Reference is made to Item 5 of this Report.

The Company issued total 1,800,000 shares of restricted common shares to the shareholders of Hainan Guojian pursuant to certain agreements as the compensation for the withdrawal of the distribution right of Rebornne colostrums products. Such securities were not registered under the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering.

Item 5. Other Information.

In January 2011, Rebornne New Zealand Limited (“Rebornne NZ”), a wholly owned subsidiary of the Company, withdrew the Rebornne colostums products distributor right from Hainan GuoJian High-Tech Milk Industry Company Limited (the “Hainan Guojian”) by entering into certain agreements on December 1, 2010 and January 5, 2011.  Upon the above withdrawal of the distribution rights, the Company reclaimed its distribution rights of all Rebornne colostrums products.  As compensation to Hainan Guojian, the Company issued a total 1,800,000 restricted shares to the beneficiary owners of Hainan Guojian.  Rebornne NZ also agreed to pay a lump sum payment to the beneficiary owners of Hainan Guojian.  On January 12, 2012, the above parties entered into a debt remit agreement pursuant to which Hainan Guojian forgave such lump sum payment.

On January 12, 2012, Rebornne NZ entered into an equity and assets transfer agreement with Guojian (Hong Kong) Group Limited Company (“Guojian-HK”) and Rebornne (GuangZhou) Dairy Limited Company, a wholly owned subsidiary of Rebornne NZ (“Rebornne-Guangzhou”), pursuant to which Rebornne NZ agreed to transfer all the equity, assets and license of Rebornne-Guangzhou to Guojian-HK (except Rebornne brands and products, market channels), for 9,500,000 RMB. Therefore, Rebornne-Guangzhou will be no longer our wholly-owned subsidiary.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Agreement to Withdraw Rebornne Colostums Products Distributor Right from Hainan Guojian High-Tech Milk Industry Company Limited *
10.2	Debt Remit Agreement *
10.3	Equity and Assets Transfer Agreement *
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

* Filed herewith.
** Furnished herewith (in accordance with SEC Release 33-8238, this exhibit is being furnished and not filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REBORNNE (USA), INC.

Date: March 22, 2012	By:	/s/ Dairy Global
Dairy Global
President, Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executed Officer and Principal Financial Officer)